Form 10-Q
period 1998-09-30
EMPRESS ENTERTAINMENT INC; EMPRESS RIVER CASINO FINANCE CORP; EMPRESS CASINO HAMMOND CORP; EMPRESS CASINO JOLIET CORP; HAMMOND RESIDENTIAL LLC
filed 1998-11-16
CIK 1066974, 918648, 1067375, 1067377, 1067382

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly period ended September 30, 1998

                                      OR


[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 033-74870

                    EMPRESS ENTERTAINMENT, INC. ("COMPANY")
            EMPRESS CASINO HAMMOND CORPORATION ("EMPRESS HAMMOND")
             EMPRESS CASINO JOLIET CORPORATION ("EMPRESS JOLIET")
         EMPRESS RIVER CASINO FINANCE CORPORATION ("EMPRESS FINANCE")
              HAMMOND RESIDENTIAL, L.L.C. ("HAMMOND RESIDENTIAL")
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                        36-3932031
                      Indiana                         36-3865868
                      Illinois                        36-3740765
                      Delaware                        36-3929804
                      Indiana                               ----
             -------------------------------     ---------------------
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification No.)



         2300 Empress Drive, Joliet, Illinois            60436
         ------------------------------------           -------
       (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code  (815) 744-9400

                                Not Applicable
       -----------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]     No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Company: Voting Common Stock, $0.01 Par Value - 1,745.32 Shares as of November 13, 1998; Non-Voting, Common Stock, $0.01 Par Value - 164.04 Shares as of November 13, 1998
Empress Hammond: Common Stock, $0.01 Par Value - 1,000 Shares as of November 13, 1998
Empress Joliet: Common Stock, $0.01 Par Value - 1,000 Shares as of November 13, 1998
Empress Finance: Common Stock, $0.01 Par Value - 1,000 Shares as of November 13, 1998
Hammond Residential: 100% Interest

                          EMPRESS ENTERTAINMENT, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.  Financial Statements                                  1

     Item 2.  Management's Discussion and Analysis of               7
              Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders  11

     Item 6.  Exhibits and Reports on Form 8-K                     11

                          EMPRESS ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                           September 30, 1998
                                                                               (unaudited)           December 31, 1997
                                                                           ------------------        -----------------
ASSETS

Current assets:
  Cash and cash equivalents                                                    $ 40,769,081             $ 73,257,022
  Marketable securities, at fair value which approximates cost                           -                10,010,028
  Accounts receivable, less allowance for doubtful accounts
    of $2,579,000 and $1,762,000, respectively                                    2,625,370                3,789,455
  Interest receivable                                                                    -                   499,957
  Inventories                                                                       689,866                1,005,622
  Prepaid expenses                                                                1,790,942                1,887,110
  U.S. Treasuries held for defeasance                                           161,099,000                       -
  Premium on U.S. Treasuries, net of accumulated
    amortization of $309,953                                                        598,595                       -
                                                                               ------------             ------------
      Total current assets                                                      207,572,854               90,449,194

Long-term investments:
  Investment in non-consolidated affiliates                                       9,210,000                       -

Property and equipment:
  Land                                                                           11,905,079                9,139,658
  Building and improvements                                                      71,318,158               69,407,747
  Riverboat                                                                      63,541,811               53,768,016
  Leasehold improvements                                                         45,416,048               45,416,048
  Furniture, fixtures and equipment                                              57,292,837               49,857,048
  Construction in progress                                                        2,934,308                2,709,009
                                                                               ------------             ------------
                                                                                252,408,241              230,297,526
  Less:  Accumulated depreciation                                               (57,813,680)             (44,386,127)
                                                                               ------------             ------------
Property and equipment, net                                                     194,594,561              185,911,399

Noncompete agreement, less accumulated amortization of
  $3,750,000 and $3,055,556, respectively                                                -                   694,444
Deferred financing costs, less accumulated amortization of
  $3,421,907 and $2,646,916, respectively                                         8,654,878                3,018,341
Other assets, less accumulated amortization
  of $1,764,987 and $1,236,619, respectively                                     11,716,599               11,468,794
                                                                               ------------             ------------
      Total assets                                                             $431,748,893             $291,542,172
                                                                               ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  6,894,321             $  3,535,636
  Accrued payroll and related expenses                                            6,619,905                7,356,407
  Other accrued liabilities                                                      15,074,987               12,193,675
  Interest payable                                                               11,843,791                4,073,953
  Current portion of long-term debt                                             182,000,000               18,523,788
                                                                               ------------             ------------
                                                                                222,433,005               45,683,459
      Total current liabilities

Long-term debt:
  8 1/8% Senior Subordinated Notes                                              150,000,000                       -
  10 3/4% Senior Notes                                                                   -               150,000,000
  Credit Facility                                                                        -                40,000,000
                                                                               ------------             ------------
                                                                                150,000,000              190,000,000
Stockholders' equity:
  Common stock; $.01 par value; 6,000 and 3,000 shares authorized;
    1,909.364 and 1,150 shares issued and outstanding, respectively              11,653,012               11,500,012
  Common stock in treasury (at cost);  17.381 shares                             (4,666,667)                      -
  Additional paid-in capital                                                      4,894,605                5,047,605
  Retained earnings                                                              47,434,938               39,311,096
                                                                               ------------             ------------
                                                                                 59,315,888               55,858,713
                                                                               ------------             ------------
      Total liabilities and stockholders' equity                               $431,748,893             $291,542,172
                                                                               ============             ============

      The accompanying notes are an integral part of these consolidated financial statements.

                          EMPRESS ENTERTAINMENT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Three Months Ended                Nine Months Ended
                                              Sept. 30, 1998  Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
                                              --------------  --------------    --------------    --------------
Revenues
Casino                                        $   94,959,062  $   87,859,558    $  276,549,714    $  262,529,866
Food and beverage                                  5,999,351       5,705,816        16,652,219        15,750,337
Hotel                                                453,078         411,236         1,251,881         1,115,092
Admissions and parking                               366,554         364,310           940,983         1,050,616
Gift shop                                            452,046         583,469         1,209,746         1,552,251
Other                                                545,374         547,053         1,779,231         1,680,724
                                              --------------  --------------    --------------    --------------
                                                 102,775,465      95,471,442       298,383,774       283,678,886
Less:  Promotional allowances                     (1,674,649)     (1,259,084)       (4,558,070)       (3,635,299)
                                              --------------  --------------    --------------    --------------
                                                 101,100,816      94,212,358       293,825,704       280,043,587

Operating expenses
Casino                                            15,149,968      17,723,664        45,159,891        48,510,076
Gaming and admission taxes                        32,266,779      28,034,934        92,430,406        81,424,379
Food and beverage                                  6,555,452       7,044,646        19,037,788        19,686,895
Admissions, parking and gift shop                    945,187       1,087,879         2,716,002         3,618,350
Hotel                                                265,851         204,669           731,905           690,978
Advertising and sales                              5,266,513       5,624,956        14,376,381        14,139,119
General and administrative                         7,714,651       8,290,264        23,316,386        23,309,991
Security and surveillance                          1,787,131       2,012,247         5,283,777         5,659,024
Facility and property                              4,886,649       5,464,160        14,503,764        15,685,237
Depreciation and amortization                      5,126,161       4,622,888        14,682,214        14,051,990
                                              --------------  --------------    --------------    --------------
                                                  79,964,342      80,110,307       232,238,514       226,776,039
                                              --------------  --------------    --------------    --------------
               Income from operations             21,136,474      14,102,051        61,587,190        53,267,548
Other income (expense)
Interest expense                                  (7,948,914)     (5,390,776)      (18,839,673)      (15,963,857)
Interest income                                    2,375,038         854,333         4,362,543         2,402,540
                                              --------------  --------------    --------------    --------------

Income before state income taxes                  15,562,598       9,565,608        47,110,060        39,706,231
     Provision for state income taxes                127,293          35,704           320,821           191,352
                                              --------------  --------------    --------------    --------------

Net income                                    $   15,435,305  $    9,529,904    $   46,789,239    $   39,514,879
                                              ==============  ==============    ==============    ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                          EMPRESS ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Nine Months Ended
                                                    September 30, 1998  September 30, 1997
                                                    ------------------  -----------------
Cash flows from operating activities:
Net income                                             $  46,789,239       $ 39,514,879
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                         15,735,309         14,583,108
    Bad debt provision                                       817,495            633,643
    Other                                                         -             124,928
    Changes in operating assets and liabilities:
      Accounts and interest receivable                       846,547            809,160
      Inventories                                            315,756            (60,593)
      Prepaid expenses                                        96,168          1,404,690
      Accounts payable                                     3,358,685           (473,146)
      Interest payable                                     7,769,838          4,584,933
      Accrued payroll and related expenses                  (736,502)           837,524
      Other accrued liabilities                            2,881,312         (2,819,122)
                                                       -------------       ------------
Net cash provided by operating activities                 77,873,848         59,140,004

Cash flows from investing activities:
Purchase of investments                                  (20,959,566)       (57,550,163)
Sale of investments                                       30,969,594         61,532,949
Investment in non-consolidated affiliates                 (9,210,000)                -
Purchase of property and equipment                       (22,110,715)        (8,974,719)
Purchase of U.S. Treasuries held for defeasance         (162,007,548)                -
Increase in other assets                                    (776,173)          (464,376)
                                                       -------------       ------------

Net cash used in investing activities                   (184,094,408)        (5,456,309)

Cash flows from financing activities:
Proceeds from borrowings                                 182,000,000         28,125,000
Payments on borrowings                                   (58,523,788)       (32,755,221)
Cost of debt issuance                                     (6,411,528)                -
Purchase of treasury stock                                (4,666,667)                -
Stockholder distributions                                (38,665,397)       (37,275,008)
                                                       -------------       ------------

Net cash provided by (used in) financing activities       73,732,620        (41,905,229)


Net increase (decrease) in cash and cash equivalents     (32,487,941)        11,778,466
Cash and cash equivalents, beginning of period            73,257,022         45,464,963
                                                       -------------       ------------

Cash and cash equivalents, end of period               $  40,769,081       $ 57,243,429
                                                       =============       ============

Supplemental disclosure of cash flow information
Interest paid                                          $  10,144,417       $ 10,791,035
Income taxes paid                                      $     798,257       $    475,000

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          Empress Entertainment, Inc.
                  Notes to Consolidated Financial Statements
                              September 30, 1998
                                  (unaudited)


1.   Summary of Significant Accounting Policies

  Basis of Presentation

     The consolidated financial statements of Empress Entertainment, Inc. (the "Company") include the accounts of its wholly-owned subsidiaries, Empress River Casino Finance Corporation ("Empress Finance") incorporated January 7, 1994, Empress Casino Hammond Corporation ("Empress Hammond") incorporated on November 25, 1992, Empress Casino Joliet Corporation ("Empress Joliet") incorporated on December 26, 1990, and Empress Opportunities, Inc. ("Empress Opportunities") incorporated on July 14, 1998. All significant intercompany transactions have been eliminated. The investment in the non-consolidated affiliates is accounted for using the equity method.

     The Company is engaged in the business of providing riverboat gaming and related entertainment to the public. Empress Joliet was granted a three-year operating license from the Illinois Gaming Board on July 9, 1992, which was renewed in July 1998 and must be renewed each year thereafter, to operate the Empress I and Empress II riverboat casinos located on the Des Plaines River in Joliet, Illinois. Empress Hammond was granted a five-year operating license, with annual renewals thereafter, from the Indiana Gaming Commission on June 21, 1996 to operate the Empress III riverboat casino located on Lake Michigan in Hammond, Indiana. Empress III commenced operations on June 28, 1996. The majority of the Company's customers reside in the Chicago metropolitan area.

     Empress Opportunities was formed as an unrestricted subsidiary to serve as a holding company, under which the Company is pursuing certain business opportunities other than the Company's gaming operations in Hammond, Indiana and Joliet, Illinois. Empress Racing, Inc. ("Empress Racing") was formed as an Unrestricted Subsidiary of Empress Opportunities to hold a 50% ownership interest in Kansas Racing, LLC, which has acquired certain outstanding secured indebtedness of Sunshine Racing, Inc., the owner of the Woodlands Racetrack in Kansas City, Kansas, and which intends, subject to certain regulatory approvals, to ultimately bid to purchase the Woodlands Racetrack in an auction pursuant to a proceeding under Chapter 7 of the U.S. Bankruptcy Code.

     The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results, which may be expected for any other interim period or for the year as a whole. The accompanying unaudited consolidated financial statements contain all adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals.

  Impairment of Long-Lived Assets

     When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition. The Company performs an annual evaluation to identify potential impairment of long-lived assets.

                          EMPRESS ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  Revenue and Promotional Allowances

     In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses.

     The retail value of food, beverage and other services, which were provided to customers without charge has been included in the respective revenue classifications and then deducted as a promotional allowances.

     Revenues from food, beverage, gift shop and related services are recognized at the time the related service is performed.

2.   Commitments

     In June 1996, the Company executed a number of agreements, which secure its rights to operate in the City of Hammond at the Hammond marina. These commitments include, but are not limited to, the financial obligations of the Company outstanding as of September 30, 1998:

     An annual payment to the City of Hammond of the greater of $3.0 million or certain percentages of adjusted gross receipts as follows:

     -- 4.0% up to $125.0 million
     -- 6.0% over $125.0 million to $200.0 million; and -- 4.0% in excess of $200.0 million.


     . A passenger payment to the Hammond Port Authority in the sum of $1.00 per passenger.

     . An annual payment to the City of Hammond for police and fire purposes of $1.0 million.

     . Contributions to the City of Whiting and civic organizations in Whiting for public safety and to promote economic development in the total sum of $1.25 million. Payments to be made in equal installments over five years commenced June 1996.

     . Construction of a 200-room hotel and conference center with an estimated cost of $10.0 million. No amounts have been expended as of September 30, 1998.

     . Commercial development within the greater Hammond area with an estimated cost of $10.0 million to be completed within 5 years of the date of the Certificate of Suitability. No amounts have been expended as of September 30, 1998.

     . Renovation of existing housing and construction of new market rate housing in the greater Hammond area with an estimated cost of $5.0 million to be completed within 5 years of the date of the Certificate of Suitability. As of September 30, 1998 $1.0 million had been expended.

                          EMPRESS ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


3.   Long-Term Debt
        Long-term debt consists of the following:


                                               September 30         December 31
                                               ---------------------------------
                                                   1998                 1997
                                               ------------        -------------
          10 3/4% Senior Notes...............  $150,000,000        $150,000,000
          8 1/8% Senior Subordinated Notes...   150,000,000                ----
          Revolving Credit Facility..........    32,000,000          56,000,000
          Other..............................          ----           2,523,788
                                               ------------        -------------
                                               $332,000,000        $208,523,788
          Current portion of long-term debt..    32,000,000          18,523,788
                                               ------------        -------------
                                               $300,000,000        $190,000,000
                                               ============        =============

     The Company entered into a refinancing, the components of which included a covenant defeasance of the $150.0 million 10 3/4% Senior Notes and the issuance of $150.0 million 8 1/8% Senior Subordinated Notes (the "Notes").

     The Company issued the Notes pursuant to a private 144A offering ("the Offering") on June 18, 1998. On November 6, 1998, the Company completed an exchange of the unregistered Notes for identical Notes registered under the Securities Act of 1933. The Notes are jointly, severally and unconditionally guaranteed on an unsecured senior subordinated basis by all existing and future Restricted Subsidiaries.

     Interest on the Notes is payable semiannually on January 1 and July 1 of each year. The Notes are due and payable on July 1, 2006. The Company and all of its future subsidiaries may be required to repay all or a portion of the Notes upon the occurrences of certain repurchase events.

     In June 1998, the Company entered into a $100.0 million reducing revolving credit facility (the "Credit Agreement") which will expire June 18, 2003. Under the terms of the Credit Agreement, the Company is required to meet certain financial and other covenants. Interest shall accrue on the entire outstanding principal balance of the Credit Agreement at a rate per annum equal to the higher of (a) the Prime Rate in effect on such date and (b) the Federal Funds Rate in effect on such date plus one-half of one percent. As of September 30, 1998, $32.0 million was outstanding at the rate of 6.8125% per annum.

4.   Recent Developments

     On September 2, 1998, the Company entered into an Agreement and Plan of Merger with Horseshoe Gaming (Midwest), Inc. ("Horseshoe Midwest") and certain of its affiliates which, if consummated, would result in the acquisition by Horseshoe Midwest of all of the outstanding stock of Empress Hammond and Empress Joliet via two simultaneous merger transactions (the "Proposed Mergers").

     Consummation of the Plan of Merger constitutes a "Change of Control" under the Indenture and will trigger Horseshoe Midwest's obligation to make an irrevocable offer to purchase Notes (the "Change of Control Offer") at a cash price equal to 101% of the principle amount plus accrued and unpaid interest. Holders of the Notes will have the option of tendering all or any portion of their Notes for redemption, or they may retain the Notes. The Company and/or Horseshoe Midwest intend to comply with the provisions of the Indenture. The Change of Control Offer must commence within 10 business days following the consummation of the transactions contemplated by the Plan of Merger and must remain open for at least 20 business days. Horseshoe Midwest must complete repurchase of any Notes tendered in response to the Change of Control Offer no more than 30 business days after the consummation of the transactions as contemplated in the Plan of Merger.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

     On October 7, 1998, the registration statement on Form S-4 (together with any amendments thereto, the "Registration Statement") filed by the Company with the Securities and Exchange Commission (the "Commission") under the Securities Act was declared effective. The Registration Statement registered under the Securities Act $150.0 million in 8 1/8% Senior Subordinated Notes due 2006, which have been issued in exchange for identical but unregistered notes previously issued by the Company. As a result, the Company has become subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").


     On September 2, 1998, the Company entered into an Agreement and Plan of Merger with Horseshoe Gaming (Midwest), Inc. ("Horseshoe Midwest") and certain of its affiliates which, if consummated, would result in the acquisition by Horseshoe Midwest of all of the outstanding stock of Empress Hammond and Empress Joliet via two simultaneous merger transactions (the "Proposed Mergers").

Results of Operations

The following discussion is based upon the combined operating results of the Company.

     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Net revenues for the three months ended September 30, 1998 increased to approximately $101.1 million, an increase of approximately $6.9 million, or 7.3% compared to net revenues of approximately $94.2 million for the three months ended September 30, 1997. The increase in net revenues was primarily attributable to increased casino revenue. Empress Hammond's net revenues increased from $56.3 million to $58.6 million and Empress Joliet's net revenues increased from $37.9 million to $42.5 million.

     Casino revenues were approximately $95.0 million for the three months ended September 30, 1998 compared to approximately $87.9 million for the three months ended September 30, 1997, an increase of approximately $7.1 million, or 8.1%. Empress Hammond's casino revenues increased from $53.0 million to $55.3 million primarily due to increased admissions and Empress Joliet's casino revenues increased from $34.9 million to $39.7 million due to an increase in win per admission.

     Revenues from non-gaming operations, consisting primarily of food and beverage, parking, gift shop and hotel revenues, were approximately $7.8 million for the three months ended September 30, 1998 compared to approximately $7.6 million for the three months ended September 30, 1997, an increase of approximately $.2 million, or 2.7%. The increase in revenues from non-gaming operations was primarily attributable to an increase in food and beverage revenues at Empress Hammond, partially offset by a decrease in gift shop revenues at Empress Hammond and a decrease in food and beverage revenues at Empress Joliet. Empress Hammond's non-gaming revenues increased from $4.2 million to $4.4 million and Empress Joliet's non-gaming revenues remained approximately the same.

     Promotional allowances increased approximately $0.4 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Empress Hammond's promotional allowances increased from $0.9 million to $1.1 million and Empress Joliet's promotional allowances increased from $0.4 million to $0.6 million.

     Casino expenses totaled approximately $15.1 million for the three months ended September 30, 1998, a decrease of 14.7% or approximately $2.6 million compared to $17.7 million for the three months ended September 30, 1997. This decrease was principally due to a decrease in casino marketing and promotional expenses. Empress Hammond's casino expenses decreased from $8.6 million to $7.5 million and Empress Joliet's casino expenses decreased from $9.1 million to $7.6 million.

     Gaming and admission taxes increased from approximately $4.2 million to approximately $32.3 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Gaming and admission taxes at Empress Hammond increased from $19.2 million to $19.6 million. Gaming and admission taxes at Empress Joliet increased from $8.9 million to $12.7 million as a result of increased casino revenue and the implementation on January 1, 1998 of a graduated gaming tax in Illinois.

     Expenses relating to non-gaming operations, including depreciation and amortization, for the three months ended September 30, 1998 totaled approximately $32.5 million, a decrease of 5.5% or approximately $1.8 million compared to the three months ended September 30, 1997. Expenses relating to non-gaming operations for Empress Hammond increased from $17.9 million to $19.0 million. This increase was offset by a decrease in expenses relating to non-gaming operations at Empress Joliet, which decreased from $16.5 million to $13.7 million, primarily due to a decrease in general and administration and advertising and sales expenses.

     Income from operations for the three months ended September 30, 1998 totaled approximately $21.1 million compared to approximately $14.1 million for the three months ended September 30, 1997, an increase of approximately $7.0 million, or 50.0%. Income from operations at Empress Hammond increased from $10.9 million to $12.8 million and income from operations at Empress Joliet increased from $3.9 million to $9.2 million.

     Net interest expense for the three months ended September 30, 1998 was approximately $5.6 million, an increase of approximately $1.0 million compared to the three months ended September 30, 1997. This increase was a result of the additional expenses associated with increased borrowings under the Company's credit facility.

     Net income amounted to approximately $15.4 million and $9.5 million for the three months ending September 30, 1998 and 1997, respectively.

     Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net revenues for the nine months ended September 30, 1998 were approximately $293.8 million, an increase of approximately $13.8 million, or 4.9% compared to net revenues of approximately $280.0 million for the nine months ended September 30, 1997. Empress Hammond's net revenue increased from $168.0 million to $174.8 million and Empress Joliet's net revenue increased from $114.1 million to $119.0 million.

     Casino revenues were approximately $276.5 million for the nine months ended September 30, 1998 compared to approximately $262.5 million for the nine months ended September 30, 1997, an increase of approximately $14.0 million, or 5.3%. Empress Hammond's casino revenue increased from $159.3 million to $165.3 million, primarily due to increased admissions and Empress Joliet's casino revenue increased from $103.2 million to $111.2 million due to an increase in win per admission.

     Revenues from non-gaming operations, consisting primarily of food and beverage, parking, gift shop and hotel revenues, were approximately $21.7 million for the nine months ended September 30, 1998 compared to approximately $21.1million for the nine months ended September 30, 1997, an increase of approximately $0.6 million, or 0.2%. Empress Hammond's non-gaming revenues increased from $11.2 million to $12.5 million, primarily attributable to an increase in food and beverage and other revenues at Empress Hammond. This increase was partially offset by a decrease in non-gaming revenues at Empress Joliet from $10.0 million to $9.4 million, primarily due to a decrease in food and beverage revenues.

     Promotional allowances increased approximately $0.9 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase was primarily attributable to an increase in food and beverage complimentaries at Empress Joliet and Empress Hammond. Empress Hammond's promotional allowances increased from $2.5 million to $3.0 million and Empress Joliet's promotional allowances increased from $1.1 million to $1.5 million.

     Casino expenses totaled approximately $45.2 million for the nine months ended September 30, 1998, a decrease of 6.9% or approximately $3.3 million compared to $48.5 million for the nine months ended September 30, 1997. Empress Hammond's casino expenses decreased from $24.1 million to $22.4 million and Empress Joliet's casino expenses decreased from $24.4 million to $22.8 million. This decrease was principally due to a decrease in casino marketing and promotional expenses.

     Gaming and admission taxes increased approximately $11.0 million to approximately $92.4 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Empress Hammond's gaming and admissions taxes increased from $55.5 million to $57.9 million as a result of increased casino revenue and admissions. Gaming and admissions taxes at Empress Joliet increased from $25.9 million to $34.5 million as a result of increased casino revenue and the implementation on January 1, 1998 of a graduated gaming tax, partially offset by a decline in admissions.

     Expenses relating to non-gaming operations, including depreciation and amortization, for the nine months ended September 30, 1998 totaled approximately $94.6 million, a decrease of 2.4% or approximately $2.3 million compared to the nine months ended September 30, 1997. Expenses relating to non-gaming operations for Empress Hammond increased from $51.4 million to $54.1 million primarily due to an increase in advertising and sales and facility and property, partially offset by a decrease in general and administration. This increase was offset by a decrease in expenses relating to non-gaming operations at Empress Joliet, which decreased from $45.8 million to $39.8 million primarily due to a decrease in advertising and sales, food and beverage and admissions, parking and gift shop.

     Income from operations for the nine months ended September 30, 1998 totaled approximately $61.6 million compared to approximately $53.3 million for the nine months ended September 30, 1997, an increase of approximately $8.3 million, or 15.6%. Income from operations at Empress Hammond increased from $33.5 million to $37.2 million and income from operations at Empress Joliet increased from $17.5 million to $23.2 million.

     Net interest expense for the nine months ended September 30, 1998 was approximately $14.5 million, an increase of approximately $.9 million compared to the nine months ended September 30, 1997. This increase was a result of additional expenses associated with increased borrowings under the Company's credit facility.

     Net income amounted to approximately $46.8 million and $39.5 million for the nine months ended September 30, 1998 and September 30, 1997, respectively due primarily to factors discussed above.

Liquidity and Capital Resources

     For the nine months ended September 30, 1998, the Company generated cash flow from operations of approximately $77.9 million compared to approximately $59.1 million for the nine months ended September 30, 1997. This increase of approximately $18.8 million was primarily attributable to an increase in net income in addition to a decrease in prepaid expenses and an increase in accounts payable, other accrued liabilities, and interest payable, partially offset by a decrease in accounts and interest receivable.

     During the nine months ended September 30, 1998, the Company contributed $9.2 million to an unrestricted subsidiary, which holds a 50% ownership interest in a limited liability company. The limited liability company used these funds to acquire certain outstanding secured indebtedness of Sunshine Racing, Inc., the owner of the Woodlands Racetrack in Kansas City, Kansas.

     During the nine months ended September 30, 1998, the Company used cash to purchase approximately $22.1 million of property and equipment, primarily related to the addition of the fourth deck on Empress III, remodeling of Empress I and Empress II and interior and exterior renovations to the Joliet pavilion. During the nine months ended September 30, 1998, proceeds from borrowings were approximately $182.0 million, and payments on borrowings were approximately $58.5 million, which included the pay down of the outstanding balance of the $60.0 million amended and restated credit facility.

     During the nine months ended September 30, 1998 and 1997, stockholder distributions totaled approximately $38.7 million and $37.3 million, respectively. During the nine months ended September 30, 1998 and 1997, approximately $28.4 million and approximately $24.1 million, respectively, was distributed to permit shareholders to pay federal and state income taxes.

     As of September 30, 1998, the Company had $32.0 million outstanding under its $100.0 million senior secured revolving credit facility.

     The Company's 1998 operating plan includes capital expenditures totaling approximately $32.1 million, of which $22.1 million has been expended as of September 30, 1998. Capital improvements include continued renovation of the exterior and interior of the Empress Joliet pavilion, including the addition of a nightclub and renovation of Empress II. Empress anticipates that cash on hand, and cash flows from operations and the senior secured revolving credit facility will be sufficient to satisfy the Company's cash requirements as currently contemplated.

Year 2000

     The Year 2000 or "Y2K" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a major system failure or miscalculations.

     As part of the first phase of the Company's Year 2000 compliance program, the Company conducted an internal review of its computer systems to identify the systems that could be affected by the Year 2000 problem, including both "information technology" systems (such as software that processes financial and other information) and non-information technology. The Company is in the process of completing the second phase of its Year 2000 compliance program, which involves (1) the implementation of its existing remediation plan to resolve the Company's internal Year 2000 issues, (2) the identification of any potential Year 2000 issues with the Company's significant vendors and suppliers and (3) the evaluation of a contingency plan in the event that the Company or its significant vendors and suppliers are unable to adequately address Year 2000 issues in time. The Company has a July 1999 target date to complete its implementation efforts.

     The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's internal computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the year 2000 problem may have a material adverse impact on the operations of the Company. In addition, in the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company estimates it will incur less than $300,000 in expenses to ensure all systems will function properly with respect to dates in the year 2000. These expenses are not expected to have a material impact on the financial position, results of operation or liquidity of the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On August 31, 1998, the stockholders of the Company, by unanimous written consent, voted to approve the Proposed Mergers.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: The following exhibits are incorporated by reference into this Report:

     Exhibit No.                    Exhibit
     -----------                    -------

     2.1 Agreement and Plan of Merger, dated June 1, 1998, of New Empress Joliet, Inc. into Empress Joliet, incorporated by reference to Exhibit
          2.1 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     2.2 Articles of Merger, filed June 5, 1998, between New Empress Joliet, Inc. into Empress Joliet (included in Exhibit 3.5), incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     2.3 Stock Purchase Agreement, dated June 12, 1998, between the Company and Empress Joliet, incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     2.4 Termination of Lease, dated June 17, 1998, between the Company and Empress Hammond, incorporated by reference to Exhibit 2.4 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     2.5 Bill of Sale for the Empress III, dated June 17, 1998 executed by the Company incorporated by reference to Exhibit 2.5 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     2.6 Agreement and Plan of Merger, dated as of September 2, 1998, by and among the Company, Empress Hammond, Empress Joliet and Horseshoe Gaming, L.L.C., a Delaware limited liability company ("Horseshoe"), Horseshoe Gaming (Midwest), Inc., a Delaware corporation ("Horseshoe Midwest"), Empress Acquisition Illinois, Inc., a Delaware corporation ("Empress Illinois"), Empress Acquisition Indiana, Inc., a Delaware corporation ("Empress Indiana"), incorporated by reference to
          Exhibit 2.6 of the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4, filed September 11, 1998.

     3.1 Amended Certificate of Incorporation of the Company, as amended as of May 28, 1998, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     3.2 By-Laws of the Company incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     3.3 Restated Articles of Incorporation of Empress Hammond as amended as of March 11, 1996 incorporated by reference to Exhibit 3. of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     3.4 By-Laws of Empress Hammond incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     3.5 Articles of Incorporation of Empress Joliet incorporated by reference to Exhibit of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     3.6 By-Laws of Empress Joliet incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     3.7 Certificate of Incorporation of Empress Finance incorporated by reference to Exhibit 3.7 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     3.8 By-Laws of Empress Finance incorporated by reference to Exhibit 3.8 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     3.9 Certificate of Organization of Hammond Residential as of February 23, 1998 incorporated by reference to Exhibit 3.9 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     3.10 Operating Agreement of Hammond Residential incorporated by reference to Exhibit 3.10 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     4.1 Indenture, dated June 18, 1998, among the Company, the Guarantors and U.S. Bank Trust National Association, as Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     4.2 Registration Rights Agreement, dated June 18, 1998, by and among the Company, the Guarantors, and the Initial Purchasers, incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     4.3 Indenture, dated April 1, 1994, among Empress Finance, the Company (f/k/a LMC Leasing, Ltd.), Empress Hammond (f/k/a Lake Michigan Charters, Ltd.), Empress Joliet (f/k/a Empress River Casino Corporation) and U.S. Bank Trust National Association (f/k/a First Trust National Association), as Trustee, including a form the Notes, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     4.4 Supplemental Indenture to the 1994 Indenture dated November 6, 1997 among Empress Finance, the Company, Empress Hammond, Empress Joliet, New Empress Hammond, Inc. and First Trust National Association, as Trustee, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     4.5 Supplemental Indenture No. 2 to the 1994 Indenture dated February 23, 1998 among Empress Finance, the Company, Empress Hammond, Empress Joliet, Hammond Residential and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     4.6 Supplemental Indenture No. 3 to the 1994 Indenture dated April 29, 1998 among Empress Finance, the Company, Empress Hammond, Empress Joliet, New Empress Joliet, Inc., Hammond Residential and U.S. Bank Trust National Association, as Trustee, incorporated by reference to
          Exhibit 4.6 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     4.7 Supplemental Indenture No. 4 to the 1994 Indenture dated June 10, 1998 among Empress Finance, the Company, Empress Hammond, Empress Joliet, New Empress Joliet, Inc., Hammond Residential and U.S. Bank Trust National Association, as Trustee, incorporated by reference to Exhibit
          4.7 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     4.8 Credit Agreement, dated as of June 17, 1998 by and among the Company, Empress Hammond, Empress Joliet and Wells Fargo Bank, National Association ("Wells Fargo"), incorporated by reference to Exhibit
          4.8 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.1 Tax Reimbursement Agreement, dated June 18, 1998, by and between the Company and each of the Stockholders of the Company, incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.2 Guaranty executed by Empress Hammond in favor of the holders of the Notes, incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.3 Guaranty executed by Empress Joliet in favor of the holders of the Notes, incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.4 Guaranty executed by Empress Finance in favor of the holders of the Notes, incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.5 Guaranty executed by Hammond Residential in favor of the holders of the Notes, incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.6 Contract dated November 20, 1997 between Empress Joliet and Gas City, Ltd., incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.7 Trademark License Agreement dated June 30, 1997 between Empress Joliet and Empress Hammond, incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.8 Consulting Agreement dated January 1, 1998 between Empress Hammond and William J. Sabo, incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.9 Consulting Agreement dated January 1, 1998 between Empress Joliet and William J. Sabo, incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.10 Hammond Riverboat Gaming Project Development Agreement by and among the City of Hammond, Indiana, City of Hammond, Department of Redevelopment and Empress Casino Hammond Corporation, dated as of June 21, 1996, incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.11 Lease by and between the City of Hammond, Department of Redevelopment and Empress Hammond, dated as of June 19, 1996, incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, filed July 31, 1998.10.12 License Agreement by and between Hammond Port Authority and Empress Hammond,dated as of June 21, 1996, incorporated by reference to
            Exhibit 10.12 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.13 License Agreement by and between Department of Waterworks of the City of Hammond and the City of Hammond, Indiana and Empress Hammond, incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.14 Employment Agreement dated March 7, 1997 between Empress Hammond and Peter A. Ferro, Jr., incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.15 Employment Agreement dated March 7, 1997 between Empress Joliet and Peter A. Ferro, Jr., incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.16 Allocation Agreement dated March 7, 1997 between Empress Hammond and Empress Joliet, incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.17 Employment Agreement dated June 12, 1997 between Empress Hammond and Joseph J. Canfora, incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.18 Employment Agreement dated June 12, 1997 between Empress Joliet and Joseph J. Canfora, incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.19 Long Term Incentive Bonus Agreement dated June 12, 1997 between Empress Hammond and Joseph J. Canfora, incorporated by reference to
            Exhibit 10.19 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.20 Long Term Incentive Bonus Agreement dated June 12, 1997 between Empress Joliet and Joseph J. Canfora, incorporated by reference to
            Exhibit 10.20 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.21 Allocation Agreement dated June 12, 1997 between Empress Hammond and Empress Joliet, incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.22 Employment Agreement dated March 12, 1998 between Empress Joliet and John G. Costello, incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.23 Employment Agreement dated March 12, 1998 between Empress Joliet and Michael W. Hansen, incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.24 Employment Agreement dated March 12, 1998 between Empress Joliet and David F. Fendrick, incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     10.25 Employment Agreement dated March 12, 1998 between Empress Hammond and Rick. Mazer, incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

     27.1   Financial Data Schedule.

     (b)    Reports on Form 8K

            Up to the date of this report, no reports on Form 8K were filed.

                          EMPRESS ENTERTAINMENT, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1998

Empress Entertainment, Inc.
(Issuer)

s/s John G. Costello
--------------------
By: John G. Costello
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

Empress Casino Hammond Corporation
(Issuer)

s/s John G. Costello
--------------------
By: John G. Costello
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

Empress Casino Joliet Corporation
(Issuer)

s/s John G. Costello
--------------------
By: John G. Costello
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

Empress River Casino Finance Corporation
(Issuer)

s/s John G. Costello
--------------------
By: John G. Costello
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

Hammond Residential, L.L.C.
(Issuer)

s/s John G. Costello
--------------------
By: John G. Costello
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)