Form 10-K
period 1998-12-31
EMPRESS ENTERTAINMENT INC; EMPRESS RIVER CASINO FINANCE CORP; EMPRESS CASINO HAMMOND CORP; EMPRESS CASINO JOLIET CORP; HAMMOND RESIDENTIAL LLC
filed 1999-03-31
CIK 1066974, 918648, 1067375, 1067377, 1067382

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

                       Commission File Number 333-60361

                               ----------------

                  EMPRESS ENTERTAINMENT, INC. (the "Company")
            EMPRESS CASINO HAMMOND CORPORATION ("Empress Hammond")
             EMPRESS CASINO JOLIET CORPORATION ("Empress Joliet")
         EMPRESS RIVER CASINO FINANCE CORPORATION ("Empress Finance")
              HAMMOND RESIDENTIAL, L.L.C. ("Hammond Residential")
            (Exact name of Registrant as specified in its charter)

      Delaware                                               36-
       Indiana                                             3932031
      Illinois                                               36-
      Delaware                                             3865868
       Indiana                                               36-
     (State or other         (Primary Standard             3740765
     jurisdiction of            Industrial             (I.R.S. Employer
                                                             36-
                                                           3929804
                                                      Identification No.)
    incorporation or       Classification Code)
      organization)                  7999

                              2300 Empress Drive
                            Joliet, Illinois 60436
              (Address of principal executive offices) (Zip Code)

                                (815) 744-9400
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

Company: Voting Common Stock, $0.01 Par Value--1,745.330 Shares as of March 31, 1999; Non-Voting,
Common Stock, $0.01 Par Value--164.035 Shares as of March 31, 1999.
Empress Hammond: Common Stock, No Par Value--1,000 Shares as of March 31,
1999.
Empress Joliet: Common Stock, No Par Value--1,000 Shares as of March 31, 1999. Empress Finance: Common Stock, $0.01 Par Value--1,000 Shares as of March 31, 1999.
Hammond Residential: 100% Interest

   As of said date, there was no voting and non-voting common equity held by non-affiliates of the Registrant.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  XYes   No

   Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 ITEM 1.  DESCRIPTION OF THE BUSINESS....................................     1

 ITEM 2.  PROPERTIES.....................................................     9

 ITEM 3.  LEGAL PROCEEDINGS..............................................     9

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............    10

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................    10

 ITEM 6.  SELECTED FINANCIAL DATA........................................    10

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    11

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    14

 ITEM 8.  FINANCIAL STATEMENTS...........................................    14

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    26

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    26

 ITEM 11. EXECUTIVE COMPENSATION.........................................    31

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    32

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    32

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.......................................................    35

                                    PART I

Item 1. Description of the Business

   Empress Entertainment, Inc. (the "Company") is one of the largest operators of riverboat casinos serving the Chicago Metropolitan Statistical Area (the "Chicago Market"). The Company owns two distinctly themed casino entertainment operations, Empress Hammond and Empress Joliet, both located adjacent to major highways. Empress Hammond, located in Hammond, Indiana, is the closest casino to downtown Chicago and Empress Joliet, located in Joliet, Illinois, is in the fastest growing county in the Chicago Market. During 1998, the Company's casinos registered approximately nine million customer admissions and had the highest share of casino revenue in the Chicago Market (approximately 25%). The Company's 1998 average daily win per slot machine and table game was $303 and $2,100, respectively. For the twelve months ended December 31, 1998, the Company generated approximately $396.7 million of net revenues and $102.0 million of EBITDA.

   The Chicago Market is a heavily populated and economically developed region, consisting of approximately eight million people. Based on the 1993 U.S. Census Bureau Report, the median household income of the Chicago Market was $45,491, approximately 46% above the national median. The Chicago Market is primarily served by nine riverboat casinos (the "Chicago Market Casinos"), including the Company's two casinos, operating under a limited number of licenses granted by the States of Illinois and Indiana. These casinos generated 1998 casino revenue of approximately $1.5 billion, ranking first among all U.S. riverboat casino markets.

   Empress Hammond features a luxury-appointed catamaran style vessel, Empress
III. Following the recent completion of the fourth deck, Empress III contains approximately 42,500 square feet of gaming space with approximately 1,720 slot machines and 64 table games. Empress Hammond includes an approximately 125,000 square foot mythologically themed pavilion featuring waterfalls, undersea volcanoes and lounge and dining facilities including the Blue Water Lounge, the Harborside Steakhouse, the Empressive Buffet and the Waves Deli. In addition, the pavilion includes a gift shop, concierge suite and a 150 seat banquet room. Empress Hammond provides parking for approximately 1,000 cars in a multi-story parking structure and offers 1,300 additional surface parking spaces.

   Empress Joliet features two luxury-appointed catamaran style vessels, Empress I and Empress II, which collectively contain approximately 36,000 square feet of gaming space with 1,056 slot machines and 59 table games. Empress Joliet includes an approximately 150,000 square foot Egyptian themed pavilion featuring lounge and award-winning dining facilities including the Zanzibar, the Steakhouse Alexandria, the Cafe Casablanca and the Marrakech Market Buffet. The pavilion also includes an off-track betting facility, gift shop, concierge suite and a 400 seat banquet room. Empress Joliet is supported by a three story hotel with 80 deluxe rooms, 17 junior suites and five king-size suites and an 80-space recreational vehicle park located on 12 acres of land adjacent to the hotel. Empress Joliet provides surface parking for more than 2,350 cars.

Company Strengths and Strategy

   The Company actively pursues opportunities to expand its customer base by developing additional amenities and by working to attract customers from outside the Chicago Market. Empress Joliet is one of two Chicago Market Casinos with a hotel to accommodate overnight visitors. The Company intends to further develop dedicated transportation services to its complexes and is increasing billboard advertising to improve visitation by customers outside the Chicago Market.

   The Company believes that the following factors contribute significantly to its success:

   Premier Properties in Superior Locations. The Company's distinctly themed casino entertainment complexes are strategically located to serve the growing Chicago Market which has strong population demographics and a legislatively limited number of licensed competitors. Empress Hammond is the closest casino to downtown Chicago and is conveniently accessible from major highways. Empress Joliet is located in the fastest growing county in the Chicago Market and features a hotel, an off-track betting facility and a recreational vehicle park. The Company's casinos are equipped with the latest gaming devices and are continually upgraded to reflect innovative games. The Company delivers value to its customers by offering superior customer service and maintaining clean, moderately priced gaming, dining, lodging and entertainment amenities.

   Market Leadership. The Company was the first Chicago Market Casino and has established market leadership during its nearly six years of operations. The Company is the largest Chicago Market casino operator in terms of casino revenue. During 1998, the Company's daily gaming win per position exceeded the averages of each of the ten largest U.S. riverboat casino markets. In 1998, Empress Joliet received the "Best Blackjack Games in the U.S.A." award from Casino Player Magazine.

   Marketing Synergies. The Company derives unique marketing advantages from operating two riverboat casino entertainment complexes serving the Chicago Market. The Company believes that it receives favorable rates for television, radio, newspaper, magazine, billboard, direct mail, mass transit and airport diorama advertising due to its higher buying volume. Through its Empress Club frequent player reward program, the Company promotes customer loyalty and encourages customers to visit its complexes. Benefits of Empress Club membership include use of VIP boarding areas, participation in special discount programs including meal and merchandise discounts and preferred valet parking. At December 31, 1998, approximately 1,000,000 customers were Empress Club members.

   Proprietary Customer Database. The Company has developed a proprietary customer database that assists it in tracking customer characteristics including visitation frequency, preferred gaming equipment usage and gaming and entertainment spending. The Company uses information gathered from Empress Club members to create targeted marketing programs to encourage increased visitation to its complexes by its most profitable customers. The Company also utilizes promotional programs, such as merchandise giveaways, slot machine and table game tournaments and other special events in order to reward customer loyalty, attract new customers and maintain a high level of brand name recognition.

Recent Developments

 Merger Agreement

   On September 2, 1998, the Company entered into an Agreement and Plan of Merger with Horseshoe Gaming (Midwest), Inc. and certain of its affiliates (Horseshoe Gaming (Midwest), Inc. and its affiliates are collectively referred to herein as "Horseshoe Midwest") which, if consummated, would result in the acquisition by Horseshoe Midwest of all of the outstanding stock of Empress Hammond and Empress Joliet via two simultaneous merger transactions (the "Proposed Mergers").

   Consummation of the Plan of Merger constitutes a "Change of Control" under the Indenture (as hereinafter defined) and will trigger Horseshoe Midwest's obligation to make an irrevocable offer to purchase the Notes (as hereinafter defined) (the "Change of Control Offer") at a cash price equal to 101% of the principal amount plus accrued and unpaid interest. Holders of the Notes will have the option of tendering all or any portion of their Notes for redemption, or they may retain the Notes. The Company and/or Horseshoe Midwest intend to comply with the provisions of the Indenture. The Change of Control Offer must commence within 10 business days following the consummation of the transactions contemplated by the Plan of Merger and must remain open for at least 20 business days. Horseshoe Midwest must complete the repurchase of any Notes tendered in response to the Change of Control Offer no more than 30 business days after the consummation of the transactions as contemplated in the Plan of Merger.

 Amendment to Merger Agreement

   On March 25, 1999, the Company and Horseshoe Midwest executed an amendment to the Plan of Merger (the "Amendment"). The Amendment extends the termination date of the Merger Agreement until September

30, 1999. In addition, the Company will be entitled to terminate the Merger Agreement and retain the Escrow Funds if certain events are not completed or consummated by certain specified dates.

 Exchange Offer

   On June 18, 1998 the Company sold to the Initial Purchasers (the "Offering") an aggregate of $150 million principal amount 8 1/8% Senior Subordinated Notes due 2006 (the "Old Notes") without registration under the Securities Act, in reliance upon exemptions therefrom, pursuant to a Purchase Agreement, dated June 11, 1998 (the "Purchase Agreement"), among the Company, Empress Hammond, Empress Joliet, Empress Finance, Hammond Residential (Empress Hammond, Empress Joliet, Empress Finance and Hammond Residential are collectively referred to herein as the "Guarantors") and the Initial Purchasers.

   The Company offered to exchange, through an S-4 Exchange Offer Registration Statement, an aggregate of up to $150 million principal amount of its 8 1/8% Senior Subordinated Notes due 2006 (the "Exchange Notes"), which are registered under the Securities Act of 1933, as amended (the "Securities Act"). The Old Notes were, and the Exchange Notes are, issued under the Indenture, dated as of June 18, 1998 (the "Indenture"), among the Company, the Guarantors and U.S. Bank Trust National Association, as trustee (in such capacity, the "Trustee"). The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Old Notes, except that (i) the Exchange Notes were registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof, (ii) holders of Exchange Notes are not entitled to any increase in the interest rate thereon pursuant to certain circumstances under a Registration Rights Agreement entered into by the Company and the Initial Purchasers, and (iii) holders of Exchange Notes will no longer be entitled to certain other rights under the Registration Rights Agreement.

   On November 6, 1998, the Exchange Offer was completed when the holders of the Old Notes tendered for a $150 million aggregate principal amount of Exchange Notes.

 Covenant Defeasance

   Concurrently with the Offering, the Company, Empress Hammond and Empress Joliet entered into a $100 million Credit Facility with Wells Fargo Bank, N.A. (the "Credit Facility") to replace its existing credit facility. Upon consummation of the sale of the Old Notes to the Initial Purchasers and the entering into of the Credit Facility, the Company irrevocably deposited $173.4 million (the "Covenant Defeasance") for the purpose of effecting the redemption of all of Empress Finance's 10 3/4% Senior Notes due 2002 (the "10 3/4% Senior Notes"). On February 10, 1999, the Trustee sent out a Notice of Redemption to the holders of the 10 3/4% Senior Notes announcing the redemption of such Notes. The Company will redeem all of the 10 3/4% Senior Notes on April 1, 1999 at 105.38% of par, which represents the full amount on deposit.

Competition

 General

   The casino gaming industry is highly fragmented and characterized by competition from a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines in locations other than casinos, Native American gaming and other forms of gaming and non-gaming entertainment in the U.S. The Company primarily competes with the Chicago Market Casinos, five of which are located on Lake Michigan in Indiana (including Empress Hammond) and four of which are located in Illinois (including Empress Joliet). The seven other Chicago Market Casinos are: Trump Casino and Majestic Star located in Gary, Indiana; Harrah's Casino located in East Chicago, Indiana; Blue Chip Casino located in Michigan City, Indiana; Harrah's Casino located in Joliet, Illinois; Hollywood Casino located in Aurora, Illinois; and Grand Victoria Casino located in Elgin, Illinois.

   Certain of the Company's competitors are larger and have significantly greater financial and other resources than the Company.

 Indiana

   Currently, Indiana gaming law limits the number of licenses to operate riverboat casinos in northern Indiana on Lake Michigan to five in total, all of which have been issued to casinos that are currently operating. In addition to the five northwest Indiana riverboats located on Lake Michigan (including Empress Hammond), the Indiana Gaming Commission has awarded four gaming licenses and one certificate of suitability to other riverboats located on the Ohio River in southern Indiana, the closest of which is located over 250 miles from downtown Chicago.

   There are at least two potential sources of increased competition in
Indiana: licensure of additional riverboats and the introduction of slot machines or other forms of gaming at horse tracks. The authorization and opening of additional Indiana riverboats could adversely effect the Company's potential pool of customers and have a material adverse effect on the Company.

 Illinois

   The Illinois Riverboat Gambling Act ("Illinois Riverboat Act") authorizes ten owner's licenses for riverboat gaming operations, all of which have been issued. Four of the licensees, including Empress Joliet, serve the Chicago Market. The other six licenses have been granted to operators, the closest of which is located approximately 150 miles from downtown Chicago. However, one licensed operator, which operated from East Dubuque, Illinois, has ceased operations.

   In recent years, legislation has been introduced in Illinois to provide for an expansion of gaming in Illinois, including legislation to authorize land-based casinos in downtown Chicago and the surrounding suburbs, modify existing regulations to decrease or eliminate certain restrictions, such as limitations on the number of gaming positions or restrictions prohibiting dockside gaming, and permit slot machines at horse tracks. To date, no such legislation has been enacted. The Company is unable to predict whether any such legislation will be enacted.

 Native American Gaming

   The Company competes, and expects to compete, with various gaming operations on Native American land, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Pokagon Band of the Potawatomi Indians have recently proposed building a land-based casino in northern Indiana, specifically in St. Joseph or Elkhart Counties. In addition, the Saginaw Chippewa Tribe has substantially completed the construction of, and is currently operating, one of the largest Native American gaming complexes in the U.S. in Mt. Pleasant, Michigan, approximately 250 miles northeast of Hammond, Indiana. The Governor of Michigan has recently signed a number of Indian Compacts that would allow land-based casinos in Michigan, including southwest Michigan. The opening of land-based casinos, which generally have a competitive advantage over cruising casinos, in close proximity to the Company, could have a material adverse effect on the Company. Moreover, lower age limits at Native American casinos may put the Company, with a minimum age requirement for admittance of 21, at a competitive disadvantage.

 Additional Sources of Competition

   The Company competes with gaming facilities as well as other forms of entertainment. Other jurisdictions may legalize various forms of gaming and wagering that may compete with the Company in the future, including those jurisdictions in close proximity to the Company's facilities. Gaming and wagering include online computer gambling, bingo, pull tab games, card clubs, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state sponsored lotteries, video lottery terminals, video poker terminals and in the future, may include in-flight gaming or gaming at other venues.

   In addition to Illinois and Indiana, several other states have authorized gaming activities and other states in the future may authorize such gaming activities. To date, riverboat and/or dockside gaming has also been approved in nearby states such as Iowa and Missouri. Moreover, it is anticipated that the three land-based casinos authorized in Detroit, Michigan, will begin gaming operations at temporary facilities by late September of 1999. The opening of such temporary facilities, however, is contingent upon winning state licensing from the Michigan Gaming Control Board, which is not expected to begin its review until late spring or early summer of 1999.

Employees

   As of December 31, 1998, the Company had approximately 3,036 full-time employees, of which 2,573 are hourly employees and the remainder are salaried employees. Approximately 12.5% of the Company's workforce is unionized. Empress Joliet's contract with the International Union of Operating Engineers, Local 150 expires in November 2002. On April 29, 1998, Empress Joliet and Hotel Employees and Restaurant Employees Union, Local 1 entered into a Memorandum of Agreement containing the terms of their collective bargaining agreement. This agreement will expire on April 30, 2001. The Company has not experienced any work stoppages and believes its relations with its employees and the unions are good.

Gaming Regulation

   From time to time, various proposals have been introduced in the Indiana and Illinois legislatures that, if enacted, could adversely affect the taxation, regulation, operation or other aspects of the gaming industry, and the Company. Furthermore, pursuant to the Indiana Riverboat Gambling Act (the "Indiana Riverboat Act") and the Illinois Riverboat Act, the Indiana Gaming Commission and the Illinois Gaming Board, respectively, have broad rulemaking authority to adopt regulations with respect to riverboat gaming operations. For example, in the event any stockholder of the Company were to be found "unsuitable" by either the Indiana Gaming Commission or the Illinois Gaming Board, such regulatory authority could require such stockholder to divest himself of his Company stock. Since there is no public market for the shares of the Company's stock, a transfer to any person or entity other than the Company or its stockholders may not be possible. The Company may be unable or unwilling to acquire such stockholder's shares due to various factors, including, without limitation, restrictions in the terms of the Notes or the Credit Facility, disagreements on the purchase price, or inadequate funds available to consummate the purchase. If either gaming authority were to order a stockholder to divest his shares of Company stock and he failed to do so, Empress Hammond or Empress Joliet may be subject to discipline that may have a material adverse effect on the Company.

 Indiana

   Pursuant to the Indiana Riverboat Act, Empress Hammond's current operations are regulated by the Indiana Gaming Commission, which initially issued Empress Hammond a five-year gaming license (the "Indiana License") on June 21, 1996. As a condition to maintaining the Indiana License, Empress Hammond must, among other things, submit detailed financial and other information to the Indiana Gaming Commission, which has broad powers to suspend or revoke gaming licenses. In granting and renewing gaming licenses, the Indiana Gaming Commission conducts investigations into the character, reputation, experience and financial integrity of each owner and principal employee of the applicant. The Indiana Gaming Commission may request a detailed personal disclosure form from any officer, director or shareholder of Empress Hammond or any other person or entity having a significant relationship with Empress Hammond.

   The Indiana License is subject to renewal in June 2001. Empress Hammond believes that its current compliance record and standing with the Indiana Gaming Commission indicate that the Indiana License will likely be renewed. However, the failure of the Indiana Gaming Commission to renew the Indiana License would cause Empress Hammond to cease its Indiana gaming operations, and, therefore, would have a material adverse effect on the Company. In addition, the Indiana Gaming Commission has broad regulatory powers with respect to changes in Empress Hammond's operations. For example, Empress Hammond was required to obtain the Indiana Gaming Commission's approval of the Offering and the Credit Facility (which approval was obtained on May 6, 1998). No assurance can be given that Empress Hammond will be able to obtain the regulatory approvals necessary for other future plans.

 Illinois

   Pursuant to the Illinois Riverboat Act, Empress Joliet's current operations are regulated by the Illinois Gaming Board, which initially issued Empress Joliet a three-year gaming license (the "Illinois License") on July 9, 1992, with annual renewals required thereafter. The Illinois License was renewed on July 21, 1998 and is effective through June 1999. As a condition to maintaining the Illinois License, Empress Joliet must, among other things, submit detailed financial and other information to the Illinois Gaming Board, which has broad powers to suspend or revoke gaming licenses. In granting gaming licenses, the Illinois Gaming Board conducts investigations into the character, reputation, experience and financial integrity of each owner and principal employee of the applicant. The failure of the Illinois Gaming Board to renew the Illinois License in the future would cause Empress Joliet to cease its Illinois gaming operations, and, therefore, would have a material adverse effect on the Company. In addition, the Illinois Gaming Board has broad regulatory powers with respect to changes in Empress Joliet's operations. For example, Empress Joliet was required to obtain the Illinois Gaming Board's approval of the Offering (which approval was obtained on April 22, 1998) and the Credit Facility (which approval was obtained on June 30,
1998). No assurance can be given that Empress Joliet will be able to obtain the regulatory approvals necessary for other future plans.

Non-Gaming Regulation

   The Company is subject to certain Federal, state and local safety and health laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation and Recovery Act and Comprehensive Environmental Response, Compensation and Liability Act. The coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in material costs to the Company.

   Empress I, Empress II and Empress III must comply with U.S. Coast Guard safety requirements and must hold a Certificate of Seaworthiness. These requirements set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of the Certificate of Seaworthiness of Empress I, Empress II or Empress III would preclude use as a riverboat, which would have a material adverse effect on the Company. Periodically, the Company's vessels must either be drydocked for an inspection of the hull or undergo an underwater hull survey, which could result in a loss of service for a period of time. The underwater hull survey has been completed on the Empress I and the Empress II. Empress III is due for inspection in September 2000. Any extended period of time during which any of the Company's vessels is required to cease gaming operations to facilitate inspections or maintenance could have a material adverse effect on the Company.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of
1995

   The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements which may be deemed to have been made in this Form 10-K, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of materials for the Company's products, the timely development and market acceptance of the Company's products; and other risks detailed under the caption "Risk Factors" below or otherwise described herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

Risk Factors

   THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-K IN EVALUATING THE COMPANY AND ITS BUSINESS.

Leverage and Ability to Service Debt

   As a result of the Offering and borrowings by the Company under the Credit Facility, the Company has a significant amount of Indebtedness. At December 31, 1998, excluding Defeased Debt, the Company had total consolidated long-term indebtedness of $176.0 million (including $150.0 million of the Exchange Notes) and $74.0 million of availability under the Credit Facility. In addition, subject to the restrictions in the Indenture governing the Exchange Notes and in the Credit Facility, the Company may incur additional Indebtedness from time to time. If the Company is unable to meet its debt service obligations, it could be required to pursue one or more alternatives, such as refinancing or restructuring the Indebtedness or divesting assets or operations. There can be no assurance that any of such actions could be effected on satisfactory terms, that such actions would enable the Company to meet its debt service obligations or that such actions would be permitted under the terms of the Indenture or under the Credit Facility.

   The ability of the Company to satisfy its debt service obligations, engage in various significant corporate transactions that may be important to its business, and comply with the covenants contained in the Indenture and in the Credit Facility, including the ability of the Company to repurchase Notes pursuant to offers that must be made under certain circumstances, will be dependent on the future performance of the Company's business.

Expansion Opportunities

   The Company is currently exploring the potential of other gaming operations as opportunities arise, including the possible expansion of riverboat gaming and land-based casinos in other states throughout the U.S. Empress Racing, Inc. was formed to hold a 50% ownership interest in a limited liability company that acquired the Woodlands Racetrack in Kansas City, Kansas on December 31, 1998. Empress Racing, Inc. has been designated as an Unrestricted Subsidiary under the Indenture and is not a Guarantor of the Exchange Notes. There can be no assurance that the Woodlands transaction will be successful. In addition, there can be no assurances that other such ventures will become available to the Company, that any opportunities made available to the Company with respect to such ventures will be made available on terms and conditions acceptable to the Company, or that, if suitable opportunities are found, the Company will be successful.

   From time to time the Company may form other subsidiaries to pursue gaming opportunities in other jurisdictions. The Company may designate such subsidiaries as Unrestricted Subsidiaries and therefore, the subsidiaries would not be a Guarantor of the Exchange Notes. However, there can be no assurance that such gaming opportunities will become available to the Company or such opportunities will become available on terms and conditions acceptable to the Company.

Repurchase of Notes upon a Required Regulatory Redemption or Change of Control

   The Exchange Notes will be redeemable, in whole or in part, at any time, at 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, (i) pursuant to, and in accordance with, any order of any governmental authority with appropriate jurisdiction and authority relating to a gaming license ("Gaming License"), or (ii) to the extent necessary in the reasonable, good faith judgment of the Board of Directors of the Company to prevent the loss, failure to obtain or material impairment of, or to secure the reinstatement of, any Gaming License, which if lost, impaired, not obtained or not reinstated, would reasonably be expected to have a material adverse effect on the Company or would restrict the ability of the Company to conduct business in any Gaming Jurisdiction, in the case of each of (i) and (ii) where such redemption or acquisition is required because the holder or beneficial owner of such Exchange Note is required to be found suitable, or otherwise qualify, under any Gaming Laws and is not found suitable or so qualified. Upon a Change of Control, each holder of the Exchange Notes will, subject to certain limitations, have the right to require the Company to repurchase all or a portion of such holder's Exchange Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of repurchase. There can be no assurance that the Company will have sufficient funds to consummate such a redemption or acquisition or that such a redemption or acquisition, if consummated, would not have a material adverse effect on the Company.

Single Market

   The Company's gaming operations primarily serve the Chicago Market. The Company's future operating results will depend in part, on matters over which the Company has no control, including, without limitation, general economic conditions in the Chicago Market. Therefore, it is not possible to estimate future operating revenues and expenses of the Company based upon historical operating performance.

Commitments to Governmental Authorities

   As a condition to the Indiana License, Empress Hammond made various financial and other commitments to the City of Hammond, Indiana ("City") and other Indiana governmental bodies pursuant to a Hammond Riverboat Gaming Project Development Agreement (the "Development Agreement"). As of December 31, 1998, approximately $23.6 million of such commitments remained outstanding primarily for commercial development, residential development and the construction of a hotel. In addition, under the terms of the Development Agreement, Empress Hammond is required to make annual payments of approximately $1.3 million for public safety services and other uses and an annual payment based on a varying percentage of Empress Hammond's adjusted gross receipts. In 1998, Empress Hammond paid approximately $10.3 million to the City to satisfy its commitments to the City of Hammond. In the event that the Company suffers a decrease in revenues, the costs of satisfying the foregoing commitments may have a material adverse effect on the Company. In addition, there can be no assurance that the actual costs of Empress Hammond's commitments will not exceed the currently anticipated costs of such commitments.

   Empress Hammond entered into a License Agreement ("License Agreement") with the Hammond Port Authority ("Port Authority") on June 21, 1996, pursuant to which Empress Hammond licenses from the Port Authority certain rights to land and docking facilities at the Hammond marina. For the rights and privileges granted to it under the terms of the License Agreement, Empress Hammond is required to pay the Port Authority (i) a $1.00 per passenger fee for each passenger visiting Empress III; and (ii) an amount equal to the aggregate annual rental at the Hammond marina for each boat slip that was removed or taken out of operation as a result of the construction of the docking facilities and/or the operation of Empress III. In the event that the Company suffers a decrease in revenues, the costs of satisfying the foregoing commitments may have a material adverse effect on the Company.

Taxation

   The Company believes that the prospect of significant additional revenue is one of the primary reasons that jurisdictions have legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal Federal and state income taxes, and such taxes and fees are subject to increase at any time. The Company pays substantial taxes and fees with respect to its operations. There can be no assurance that the Indiana or Illinois legislatures will not enact higher wagering taxes. In addition, there have been proposals from time to time to tax all gaming establishments (including riverboat casinos) at the Federal level. Any increase in the Company's tax rates could have a material adverse effect on the Company.

   The Company is a Subchapter S Corporation under the Internal Revenue Code of 1986, and its corporate subsidiaries are Qualified Subchapter S Subsidiaries. Accordingly, the stockholders of the Company are directly subject to tax on their respective proportionate share of the taxable income of the Company and its subsidiaries for Federal and certain state income tax purposes.

   While the Company believes that it was properly formed and has been properly operating as an S Corporation and that its corporate subsidiaries were properly formed and have been properly operating as Qualified Subchapter S Subsidiaries for Federal and state income tax purposes, if the S Corporation tax status of the Company or the Qualified Subchapter S Subsidiary status of any of its corporate subsidiaries were successfully challenged, such entity could be required to pay Federal and certain state income taxes (plus interest and possibly penalties) on its taxable income as far back as the commencement of their respective operations. Such payments could have a material adverse effect on the Company.

Dependence on Key Personnel; Ability to Attract Qualified Employees

   The success of the Company is largely dependent upon the efforts and skills of its executive officers, the loss of services of any of whom could have a material adverse effect on the Company. A shortage of skilled labor exists in the gaming industry, which may make it more difficult and expensive to attract and retain qualified employees. While the Company believes that it will be able to attract qualified employees, no assurance can be given that such employees will be available to the Company.

Item 2. Properties

   The Company's corporate headquarters are located within Empress Joliet's 150,000 square foot pavilion. In addition to the pavilion, Empress Joliet owns the Empress I and Empress II, which collectively contain 36,000 square feet of gaming space, the dock site from which they operate and the surrounding land-based facilities, which encompass approximately 350 acres along the Des Plaines River in Joliet, Illinois.

   Empress Hammond includes an approximately 125,000 square foot pavilion. Although the real estate is owned by the City of Hammond, Empress Hammond has a 75 year lease for the use of such real estate. Empress Hammond owns the Empress III, which contains approximately 42,500 square feet of gaming space. In addition, Empress Hammond owns a ten acre parcel of land located next to its complex.

Item 3. Legal Proceedings

   The Company is from time to time a party to legal proceedings arising in the ordinary course of business. Other than as discussed below, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

   The City of Hammond is a plaintiff in a condemnation proceeding filed in September 1995 in Lake Superior Court in Lake County, Indiana in which the City of Hammond condemned a small parcel of land for the construction of the overpass located near Empress Hammond. This case was transferred on a change of venue in the summer of 1998 to Newton County, Indiana. On September 28, 1998, the jury returned a $5.2 million award, which bears prejudgment interest at 8% since 1995. Under terms of the Development Agreement between Empress Hammond and the City, Empress Hammond is responsible for reimbursing the City of Hammond for its costs, fees and any judgments. The City of Hammond appealed this decision to the Indiana appellate court. As a result, it is not yet clear how much, or when, the condemnation award will be paid.

   On July 21, 1998, a lawsuit was filed against Empress Joliet and Empress Hammond and four of their employees by two former female employees of Empress Joliet, alleging that Empress Joliet and Empress Hammond committed gender discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and permitted a hostile work environment to exist at their facilities. The lawsuit also alleges certain tort claims and seeks certification as a class action on behalf of similarly situated current and former female employees of Empress Joliet and Empress Hammond, and seeks injunctive relief and money damages. The Company denies the allegations in the complaint and intends to vigorously contest this matter. A trial date has been set for April 3, 2000.

   In March 1999, certain former shareholders of Empress Joliet filed suit against Empress Joliet alleging breach of contract. In 1995, Empress Joliet and its shareholders settled certain prior litigation with these former shareholders and entered into a settlement agreement pursuant to which, among other things, Empress Joliet agreed to certain reimbursements to the former shareholders for their payment of taxes on Empress Joliet's 1995 income through the date of settlement. The complaint alleges that Empress Joliet (and its then shareholders) breached the settlement agreement with respect to the reimbursement of tax payments. The Company denies the allegations and intends to vigorously contest this matter.

Item 4. Submission of Matters to Vote of Security Holders

   None.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   There is no established public market for the Company's equity securities.

   In June 1998, concurrent with the Offering and the Covenant Defeasance, the Company, Empress Hammond, Empress Joliet, Empress Finance and Hammond Residential effected a corporate reorganization whereby (i) Empress Joliet merged into a newly formed wholly-owned subsidiary of the Company, with Empress Joliet surviving the merger; (ii) the Empress III was transferred to Empress Hammond; and (iii) Empress Joliet's stock in Empress Finance was sold to the Company so that it became a wholly-owned subsidiary of the Company. As a result of the reorganization, the Company operates the Empress III through its wholly-owned subsidiary Empress Hammond and operates the Empress I and Empress II through its wholly-owned subsidiary Empress Joliet. Upon the merger of Empress Joliet into the Company's subsidiary, the stockholders' shares in Empress Joliet were cancelled and deemed of no further force and effect and the stockholders were issued voting and non-voting common stock in the Company.

   In November 1997, as part of a reorganization, Empress Hammond was merged into a wholly-owned subsidiary of the Company with Empress Hammond surviving the merger. In connection with the reorganization, Martin J. McNally, who held non-voting common stock in Empress Hammond was issued 29.245 shares of non-voting common stock of the Company. The Company issued the shares to Mr. McNally in reliance on the exemption for non-public offerings contained in section 4(2) of the Securities Act.

Item 6. Selected Financial Data


                                          Year Ended December 31, (in Millions)
                                         ---------------------------------------
                                          1998   1997   1996   1995     1994
                                         ------ ------ ------ ------ -----------
                                                                     (Unaudited)
Statement of Operations Data:
Net revenues(1)......................... $396.7 $369.6 $278.7 $214.6   $215.3
Income from operations..................   80.9   64.6   60.2   62.5     66.9
Net income..............................   61.3   46.3   44.9   50.6     57.5
Balance Sheet Data:
Total assets............................  426.8  291.5  288.3  201.8    208.2
Total debt..............................  326.0  208.5  214.3  150.6    152.2
Stockholders' equity....................   67.4   55.9   49.6   36.8     33.4

--------
(1) Empress Hammond commenced gaming operations on June 28, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Results of Operations

   The following discussion is based upon the consolidated operating results of the Company.

 Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

   Net revenues for the twelve months ended December 31, 1998 were approximately $396.7 million, an increase of approximately $27.1 million, or 7.3% compared to net revenues of approximately $369.6 million for the twelve months ended December 31, 1997. The increase in net revenues was primarily attributable to increased casino revenue. Empress Hammond's net revenues increased from $221.6 million to $232.8 million and Empress Joliet's net revenues increased from $152.7 million to $168.4 million.

   Casino revenues were approximately $373.0 million for the twelve months ended December 31, 1998 compared to approximately $346.0 million for the twelve months ended December 31, 1997, an increase of approximately $27.0 million, or 7.8%. Empress Hammond's casino revenues increased from $210.1 million to $220.1 million primarily due to increased admissions and Empress Joliet's casino revenues increased from $136.0 million to $152.9 million due to an increase in win per admission.

   Casino expenses totaled approximately $194.0 million for the twelve months ended December 31, 1998, an increase of 7.6% or approximately $13.7 million compared to $180.3 million for the twelve months ended December 31, 1997. This increase was principally due to an increase in gaming and admission taxes partially offset by a decrease in casino marketing and promotional expenses. Empress Hammond's casino expenses increased from $109.2 million to $110.9 million and Empress Joliet Casino expenses increased from $71.1 million to $83.1 million due to an increase in gaming taxes in Illinois.

   Expenses relating to non-gaming operations, including depreciation and amortization, for the twelve months ended December 31, 1998 totaled approximately $121.8 million, a decrease of 2.3% or approximately $2.9 million compared to the twelve months ended December 31, 1997. Expenses relating to non-gaming operations for Empress Hammond increased from $71.7 million to $72.5 million. This increase was offset by a decrease in expenses relating to non-gaming operations at Empress Joliet, which decreased from $60.7 million to $53.9 million, primarily due to a decrease in sales and general and administration expenses.

   Income from operations for the twelve months ended December 31, 1998 totaled approximately $80.9 million compared to approximately $64.6 million for the twelve months ended December 31, 1997, an increase of approximately $16.3 million, or 25.2%. Income from operations at Empress Hammond increased from $40.7 million to $49.4 million and income from operations at Empress Joliet increased from $21.0 million to $31.5 million.

   Net interest expense for the twelve months ended December 31, 1998 was approximately $18.8 million, an increase of approximately $1.0 million compared to the twelve months ended December 31, 1997. This increase was a result of the additional interest expense associated with the refinancing and related Covenant Defeasance of the Company's debt.

   Net income amounted to approximately $61.3 million and $46.3 million for the twelve months ended December 31, 1998 and 1997, respectively. This increase in net income was due to the factors discussed above.

 Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

   Net revenues for the twelve months ended December 31, 1997 were approximately $369.6 million, an increase of 32.6% from net revenues of approximately $278.7 million for the year ended December 31, 1996. The increase in net revenue was primarily attributable to a full year of operations at Empress Hammond, partially offset by a decrease in revenues at Empress Joliet due to increased competition in the Chicagoland market.

   Casino revenues were approximately $346.0 million for the year ended December 31, 1997 compared to approximately $263.0 million for the year ended December 31, 1996, an increase of approximately $83.0 million, or 31.6%. This change was due to a full year of operations at Empress Hammond, partially offset by a decrease in revenues at Empress Joliet due to increased competition in the Chicagoland market.

   Revenues from non-gaming operations, consisting primarily of food and beverage, parking, gift shop and hotel revenues, were approximately $34.9 million for the year ended December 31, 1997 compared to approximately $22.8 million for the year ended December 31, 1996, an increase of approximately $12.1 million, or 53.1%. The increase in revenues from non-gaming operations was primarily due to the full year impact of the Empress Hammond and hotel revenue at Empress Joliet, partially offset by a decrease in food and beverage revenue at Empress Joliet.

   Promotional allowances increased approximately $4.1 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. This increase was primarily attributable to a full year of operations at Empress Hammond, partially offset by a decrease in promotional allowances at Empress Joliet.

   Casino expenses totaled approximately $180.3 million for the twelve months ended December 31, 1997, an increase of 42.2% or approximately $53.5 million compared to $126.8 million for the twelve months ended December 31, 1996. This decrease was principally due to an increase in gaming and admissions taxes at Empress Hammond as a result of a full year of operation partially offset by a decrease in gaming and admission taxes at Empress Joliet due to a decrease in revenues as a result of increased competition in the Chicagoland market.

   Expenses relating to non-gaming operations, including depreciation and amortization, for the twelve months ended December 31, 1997 totaled approximately $124.7 million, an increase of 36.0% or approximately $33.0 million compared to the twelve months ended December 31, 1996. This increase was primarily due to a full year of operations at Empress Hammond.

   Income from operations for the year ended December 31, 1997 totaled approximately $64.6 million compared to approximately $60.2 million for the year ended December 31, 1996, an increase of approximately $4.4 million, or 7.3%. This increase in income from operations was primarily attributable to an increase in the operating results at Empress Hammond, partially offset by a decline in the results of operations at Empress Joliet.

   Net interest expense for the year ended December 31, 1997 was approximately $17.8 million, an increase of approximately $3.0 million compared to the year ended December 31, 1996. This increase was a result of additional interest expense associated with increased borrowings under the Company's credit facilities and vendor financing of gaming equipment.

   Net income amounted to approximately $46.3 million and $44.9 million for the years ended December 31, 1997 and December 31, 1996, respectively. This increase in net income was due to the factors discussed above.

 Liquidity and Capital Resources

   For the twelve months ended December 31, 1998, the Company generated cash flow from operations of approximately $90.9 million compared to approximately $70.3 million for the twelve months ended December 31, 1997. This increase of approximately $20.6 million was primarily attributable to an increase in net income as well as an increase in interest payable due to the Company's refinancing.

   During the twelve months ended December 31, 1998, the Company contributed $9.2 million to an unrestricted subsidiary, which holds a 50% ownership interest in a limited liability company. The limited liability company used these funds to acquire certain outstanding secured indebtedness of Sunflower Racing, Inc., the owner of the Woodlands Racetrack in Kansas City, Kansas. Kansas Racing subsequently acquired the Woodlands Racetrack with a bid in an auction pursuant to a proceeding under Chapter 7 of the U.S. Bankruptcy Code.

   During the twelve months ended December 31, 1998, the Company purchased approximately $26.5 million of property and equipment, primarily related to the addition of the fourth deck on Empress III, remodeling of Empress I and Empress II and interior and exterior renovations to the Empress Joliet pavilion. During the twelve months ended December 31, 1998, proceeds from borrowings were approximately $187.5 million, including the issuance of the $150.0 million 8 1/8% Notes, the proceeds of which were used to purchase an investment in U.S. Treasury securities to be held in trust for the purpose of effecting the Covenant Defeasance of the 10 3/4% Senior Notes. During the twelve months ended December 31, 1998, payments on borrowings were approximately $70.0 million, which included the pay down of the outstanding balance of the $60.0 million amended and restated credit facility and $11.5 million in repayments on the current revolving Credit Facility.

   During the twelve months ended December 31, 1998 and 1997, stockholder distributions totaled approximately $45.2 million and $40.1 million, respectively. During the twelve months ended December 31, 1998 and 1997, approximately $28.4 million and approximately $24.3 million, respectively, was distributed to permit shareholders to pay federal and state income taxes.

   As of December 31, 1998, the Company had $26.0 million outstanding under its $100.0 million revolving Credit Facility.

   The Company's 1999 operating plan includes capital expenditures totaling approximately $12.4 million. Capital improvements include the renovation of the interior of the Empress Hammond pavilion and an addition of a nightclub to the Empress Joliet pavilion.

   The Company anticipates that cash on hand and cash flows from operations and the revolving Credit Facility will be sufficient to satisfy the Company's cash requirements as currently contemplated.

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

   The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's internal computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 problem may have a material adverse impact on the operations of the Company. In addition, in the event that any of the Company's significant vendors and suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company estimates it will incur less than $300,000 in expenses to ensure all systems will function properly with respect to dates in the year 2000. These expenses are not expected to have a material impact on the financial position, results of operation or liquidity of the Company.

   This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk--Interest Rate Sensitivity

   The market risk inherent in the Company's financial instruments is the potential loss in fair value arising from the adverse changes in interest rates. Currently, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes as the vast majority of the Company's indebtedness is financed at fixed rates. At December 31, 1998, the carrying amount of the Company's long-term debt instruments approximated their fair value.

Item 8. Financial Statements


  Page
  ----
   Report of Independent Auditors.............................................15

   Consolidated Balance Sheets................................................16

   Consolidated Statements of Income..........................................17

   Consolidated Statements of Stockholders' Equity............................18

   Consolidated Statements of Cash Flows......................................19

   Notes to Consolidated Financial Statements.................................20

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Empress Entertainment, Inc.

   We have audited the accompanying consolidated balance sheets of Empress Entertainment, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empress Entertainment, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash for each of the years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Chicago, Illinois
March 26, 1999

                          EMPRESS ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                               (In Thousands
                                                               Except Share
                                                                 Amounts)
Assets
Current assets:
  Cash and cash equivalents................................. $ 33,555  $ 73,257
  Marketable securities, at fair value which approximates
   cost.....................................................      --     10,010
  Accounts receivable, less allowance for doubtful accounts
   of $2,235 and $1,762, respectively.......................    2,908     3,789
  Other current assets......................................    3,099     3,393
  US Treasuries held for defeasance including accrued
   interest and unamortized premium.........................  163,933       --
                                                             --------  --------
    Total current assets....................................  203,495    90,449
Property and equipment, net.................................  193,809   185,911
Other assets, net...........................................   29,509    15,182
                                                             --------  --------
    Total assets............................................ $426,813  $291,542
                                                             ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.......................................... $  4,289  $  3,535
  Accrued payroll and related expenses......................    6,802     7,356
  Interest payable..........................................   10,799     4,074
  Other accrued liabilities.................................   11,573    12,194
  Current portion of long-term debt.........................  150,000    18,524
                                                             --------  --------
    Total current liabilities...............................  183,463    45,683
Long-term debt..............................................  176,000   190,000

Commitments and contingencies

Stockholders' equity:
  Common stock; $.01 par value; 6,000 shares authorized;
   1,909.365
   and 1,926.746 shares issued and outstanding,
   respectively.............................................      --        --
  Treasury stock; 17.381 shares, held at cost...............   (4,667)      --
  Additional paid-in capital................................   16,548    16,548
  Retained earnings.........................................   55,469    39,311
                                                             --------  --------
    Total stockholders' equity..............................   67,350    55,859
                                                             --------  --------
      Total liabilities and stockholders' equity............ $426,813  $291,542
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           EMPRESS ENTERTAINMENT, INC

                       CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (In Thousands)
Revenues:
  Casino......................................... $373,038  $346,049  $263,040
  Food and beverage..............................   27,889    27,344    17,991
  Hotel, parking, retail and other...............    7,070     7,554     4,836
                                                  --------  --------  --------
  Gross revenues.................................  407,997   380,947   285,867
  Less: promotional allowances...................  (11,331)  (11,303)   (7,205)
                                                  --------  --------  --------
    Net revenues.................................  396,666   369,644   278,662
Operating expenses:
  Casino.........................................  193,950   180,253   126,846
  Food and beverage..............................   25,986    26,903    18,205
  Hotel, parking and retail......................    4,210     5,523     6,153
  Sales, general and administrative..............   50,229    52,284    31,569
  Other operating................................   20,267    21,184    16,167
  Pre-opening....................................      --        --      5,672
  Depreciation and amortization..................   21,124    18,849    13,896
                                                  --------  --------  --------
                                                   315,766   304,996   218,508
Income from operations...........................   80,900    64,648    60,154
Other income (expense):
  Interest income................................    6,710     3,324     3,487
  Interest expense...............................  (25,559)  (21,154)  (18,274)
                                                  --------  --------  --------
Income before state income taxes.................   62,051    46,818    45,367
Provision for state income taxes.................      433       514       447
                                                  --------  --------  --------
Income before extraordinary item.................   61,618    46,304    44,920
Extraordinary loss on early extinguishment of
 debt............................................      292       --        --
                                                  --------  --------  --------
    Net income................................... $ 61,326  $ 46,304  $ 44,920
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          EMPRESS ENTERTAINMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Additional               Total
                             Common Treasury   Paid-in   Retained  Stockholders'
                             Stock   Stock     Capital   Earnings     Equity
                             ------ --------  ---------- --------  -------------
                                              (In Thousands)
Balance December 31, 1995...  $--   $   --     $16,430   $ 20,417    $ 36,847
Net income..................   --       --         --      44,920      44,920
Sale and issuance of common
 stock......................   --       --         118        --          118
Cash distributions to
 stockholders...............   --       --         --     (32,273)    (32,273)
                              ----  -------    -------   --------    --------
Balance December 31, 1996...   --       --      16,548     33,064      49,612
Net income..................   --       --         --      46,304      46,304
Cash distributions to
 stockholders...............   --       --         --     (40,057)    (40,057)
                              ----  -------    -------   --------    --------
Balance December 31, 1997...   --       --      16,548     39,311      55,859
Net income..................   --       --         --      61,326      61,326
Purchase of stock for
 treasury...................   --    (4,667)       --         --       (4,667)
Cash distributions to
 stockholders...............   --       --         --     (45,168)    (45,168)
                              ----  -------    -------   --------    --------
Balance December 31, 1998...  $--   $(4,667)   $16,548   $ 55,469    $ 67,350
                              ====  =======    =======   ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                           EMPRESS ENTERTAINMENT, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                               ------------------------------
                                                 1998       1997      1996
                                               ---------  --------  ---------
                                                      (In Thousands)
Cash flows from operating activities:
Net income.................................... $  61,326  $ 46,304  $  44,920
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization...............    21,124    18,849     13,896
  Other.......................................       696       833        983
  Write off of unamortized loan costs.........       292       --         --
  Change in operating assets and liabilities:
  Accounts receivable.........................       881      (643)    (1,770)
  Other current assets........................       294     2,297       (320)
  Accounts payable............................       754       591       (109)
  Accrued payroll and related expenses........      (556)      982      3,315
  Interest payable............................     6,725      (152)       194
  Other accrued liabilities...................      (621)    1,263      3,192
                                               ---------  --------  ---------
  Net cash provided by operating activities...    90,915    70,324     64,301
                                               ---------  --------  ---------
Cash flows from investing activities:
Purchase of investments.......................  (185,948)  (62,847)   (61,495)
Proceeds from sale of investments.............    33,910    83,079     57,539
Increase in interest receivable on
 investments..................................    (2,538)      --         --
Purchase of property and equipment............   (26,476)  (16,137)  (105,988)
Decrease in restricted cash...................       --        --      23,611
Increase in other assets......................   (10,532)     (480)    (4,850)
                                               ---------  --------  ---------
  Net cash provided by (used in) investing
   activities.................................  (191,584)    3,615    (91,183)
                                               ---------  --------  ---------
Cash flows from financing activities:
Proceeds from borrowings......................   187,500    28,965     66,681
Payments on borrowings........................   (70,024)  (34,765)    (2,991)
Payment of financing costs....................    (6,674)     (290)       --
Sale of common stock..........................       --        --         118
Purchase of treasury stock....................    (4,667)      --         --
Stockholder distributions.....................   (45,168)  (40,057)   (32,273)
                                               ---------  --------  ---------
  Net cash provided by (used in) financing
   activities.................................    60,967   (46,147)    31,535
                                               ---------  --------  ---------
  Net increase (decrease) in cash and cash
   equivalents................................   (39,702)   27,792      4,653
Cash and cash equivalents, beginning of year..    73,257    45,465     40,812
                                               ---------  --------  ---------
Cash and cash equivalents, end of year........ $  33,555  $ 73,257  $  45,465
                                               =========  ========  =========
Supplemental disclosure of cash flow
 information:
  Interest paid............................... $  18,957  $ 20,636  $  18,950
  Income taxes paid........................... $     798  $    475  $     825

  The accompanying notes are an integral part of these consolidated financial statements.

                          EMPRESS ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Basis of Presentation

   The consolidated financial statements of Empress Entertainment, Inc. ("the Company") include the accounts of its wholly owned subsidiaries, Empress Casino Hammond Corporation ("Empress Hammond") incorporated on November 25, 1992, Empress Casino Joliet Corporation ("Empress Joliet") incorporated on December 26, 1990, Empress River Casino Finance Corporation ("Empress Finance") incorporated on January 7, 1994, and Empress Opportunities, Inc. ("Empress Opportunities") incorporated on July 14, 1998. All significant intercompany transactions have been eliminated.

   The Company is engaged in the business of providing riverboat gaming and related entertainment to the public. Empress Joliet was granted a three year operating license from the Illinois Gaming Board on July 9, 1992, which was renewed in July 1998 and must be renewed each year thereafter, to operate the Empress I and Empress II riverboat casinos located on the Des Plaines River in Joliet, Illinois. Empress Hammond was granted a five-year operating license, with annual renewals thereafter, from the Indiana Gaming Commission on June 21, 1996 to operate the Empress III riverboat casino located on Lake Michigan in Hammond, Indiana. Empress III commenced operations on June 28, 1996. The majority of the Company's customers reside in the Chicago metropolitan area.

   Empress Opportunities was formed as an unrestricted subsidiary to serve as a holding company, under which the Company is pursuing certain business opportunities other than the Company's gaming operations in Hammond, Indiana and Joliet, Illinois. Empress Racing, Inc. ("Empress Racing") was formed as an unrestricted subsidiary of Empress Opportunities to hold a 50% ownership interest in Kansas Racing, LLC, which acquired certain indebtedness of Sunflower Racing, Inc., then the owner of the Woodlands Racetrack in Kansas City, Kansas. Kansas Racing subsequently acquired the Woodlands Racetrack with a bid in an auction pursuant to a proceeding under Chapter 7 of the U.S. Bankruptcy Code.

   The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ from those estimates.

 Cash Equivalents and Concentrations of Cash

   The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are placed primarily with high-credit-quality financial institutions and are invested in short-term corporate and U.S. Government obligations.

 Property and Equipment

   Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Costs for major improvements are capitalized while the cost of normal repairs and maintenance are expensed as incurred.

 Impairment of Long-Lived Assets

   When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, impairment is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition. The Company performs an annual evaluation to identify potential impairment of long-lived assets.

                          EMPRESS ENTERTAINMENT, INC.

 Debt Issuance Costs

   Debt issuance costs incurred in connection with the issuance of long-term debt or acquiring credit facilities are capitalized and amortized over the terms of the related debt or credit agreements.

 Noncompete Agreement

   A noncompete agreement for $3.75 million was entered into in July 1995 and was fully amortized as of December 31, 1998.

 Revenue and Promotional Allowances

   In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses.

   The retail value of food, beverage, and other services, which are provided to customers without charge, has been included in the respective revenue classifications and then deducted as a promotional allowance. The estimated direct costs of providing such complimentary services are include as an operating expense of the casino department which totaled $3.3 million, $3.4 million, and $2.7 million in 1998, 1997 and 1996, respectively.

 Advertising Costs

   All advertising costs are expensed as incurred. Advertising expense was $7.1 million, $7.2 million and $7.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

 Pre-opening Expenses

   Pre-opening expenses, which are principally of lease payments and professional fees are expensed as incurred.

 Income Taxes

   The stockholders of the Company have elected, under Subchapter S of the Internal Revenue Code, to include the Company's income in their individual income tax returns. Accordingly, the Company is not subject to federal income taxes. The Company continues to be subject to certain state income taxes.

 Reclassifications

   Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

2. Property and Equipment

   Property and equipment consists of the following:

                                                               December 31,
                                                             ------------------
                                                   Estimated   1998      1997
                                                     Life    --------  --------
                                                    (years)   (in thousands)
      Land........................................     --    $ 12,155  $  9,139
      Building and improvements...................   20-31     71,270    69,408
      Riverboats, docks and improvements..........      20     61,296    53,768
      Leasehold improvements......................      20     47,218    45,416
      Furniture, fixtures and equipment...........       5     63,640    49,857
      Construction in progress....................     --       1,121     2,709
                                                             --------  --------
        Total.....................................            256,700   230,297
      Accumulated depreciation....................            (62,891)  (44,386)
                                                             --------  --------
      Property and equipment, net.................           $193,809  $185,911
                                                             ========  ========

                          EMPRESS ENTERTAINMENT, INC.

   Interest totaling $123,000, $144,000, and $1,645,000 was capitalized during the years ended December 31, 1998, 1997 and 1996, respectively.

3. Long-Term Debt

   Long-term debt consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (in thousands)
      10 3/4% Senior Notes................................... $150,000 $150,000
      8 1/8% Senior Subordinated Notes.......................  150,000      --
      Revolving Credit Facility..............................   26,000   56,000
      Other..................................................      --     2,524
                                                              -------- --------
                                                               326,000  208,524
      Current portion of long-term debt......................  150,000   18,524
                                                              -------- --------
                                                              $176,000 $190,000
                                                              ======== ========

   The Company issued $150 million 10 3/4% Senior Notes ("the Senior Notes") due 2002 pursuant to a public offering on April 7, 1994. The Senior Notes are irrevocably and unconditionally guaranteed on a senior unsecured basis by the Company and its existing and future Restricted Subsidiaries. In 1998, the Company entered into a refinancing, the components of which included a covenant defeasance of the Senior Notes and the issuance of $150 million 8 1/8% Senior Subordinated Notes ("the Notes"). The Notes are jointly, severally and unconditionally guaranteed on an unsecured senior subordinated basis by all existing and future Restricted Subsidiaries. Audited financial information of those guarantor subsidiaries has been omitted because the Notes are guaranteed by all direct and indirect subsidiaries of the parent and the parent company has no significant operations or assets separate from its investments in its subsidiaries. All unrestricted non-guarantor subsidiaries of the parent are not significant.

   Interest on the Notes is payable January 1 and July 1 of each year. The Notes are due and payable on July 1, 2006. The Company and all of its future subsidiaries may be required to repay all or a portion of the Notes upon the occurrence of certain repurchase events.

   Under the covenant defeasance in connection with the issuance of the Notes, the Senior Notes will be paid off on April 1, 1999 and the Company will recognize a $10.2 million extraordinary loss related to the early extinguishment of debt in 1999. At December 31, 1998, the Company held U.S. Treasury Securities in an amount sufficient to settle all obligations related to the defeased Senior Notes, including the premium due to the early extinguishment. These securities are restricted solely for the purpose of settling all such obligations.

   In June 1998, the Company entered into a $100 million reducing revolving credit facility ("the Credit Agreement") which will expire June 18, 2003. Under the terms of the Credit Agreement, the Company is required to meet certain financial and other covenants. Interest shall accrue on the entire outstanding principal balance of the Credit Agreement at a rate per annum equal to the higher of (a) the Prime Rate in effect on such date or (b) the Federal Funds Rate in effect on such date plus one-half of one percent. As of December 31, 1998, $26 million was outstanding at a blended rate of 6.55%. On December 31, 1999, 2000, 2001 and 2002 the availability under the Credit Agreement will be reduced by $5 million, $7.5 million, $7.5 million and $15 million, respectively, leaving the total availability at $65 million from December 31, 2002 until maturity. The Company incurs a commitment fee on the unused portion of the credit facility, which ranges from .225% to .375% per annum depending upon the level of a certain predefined ratio. The credit facility is collateralized by substantially all the real and personal property of the Company and its Restricted Subsidiaries.

                          EMPRESS ENTERTAINMENT, INC.

   Prior to the Credit Agreement, the Company had a $60 million credit facility which was paid off in full as part of the refinancing. The Company recognized an extraordinary loss of $292,000 for the write-off of unamortized loan costs related to the credit facility.

   As of December 31, 1998 the carrying amount of all of the Company's debt instruments approximates their fair value. Fair value was determined based on the quoted market price for the Notes.

   Aggregate maturities of long-term debt (in thousands) are as follows:

      Year ended December 31,
        1999........................................................... $150,000
        2000...........................................................      --
        2001...........................................................      --
        2002...........................................................      --
        2003...........................................................   26,000
        Thereafter.....................................................  150,000
                                                                        --------
                                                                        $326,000
                                                                        ========

4. Lease Commitments

   The Company entered into a lease providing for the right to use the site of the development and the parking structure which was conveyed to the City of Hammond upon completion. The lease expires on the fifth anniversary of the Company's procurement of its operating license from the Indiana Gaming Commission (see Note 1). The term of the lease will be automatically extended for periods equal to each renewal period of the operating license provided that the total term will not exceed seventy-five (75) years. The Company has paid in full the rent for the amount of $1.00 per year for the term of the lease ($75.00).

   The Company pays to the Hammond Port Authority (HPA) an amount equal to the aggregate of the annual rental being charged by the HPA for each boat slip that is removed or taken out of operation as a result of the operation of Empress
III. These rental amounts will be the same as the rental amounts charged to other users of similar boat slips. The annual amount paid in 1998, 1997 and 1996 was approximately $345,000, $345,000, and $421,000, respectively.

   Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,500,000, $800,000, and $750,000, respectively.

5. Related Party Transactions

   The Company engages businesses owned by certain stockholders of the Company to provide certain services. The amounts paid for these services were as follows:

                                                           Year ended December
                                                                   31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
                                                              (in thousands)
      Insurance brokerage................................. $  130 $2,669 $2,704
      Construction services...............................    355    633    408
      Fuel services and related transportation............    498    501    635
      Other services......................................    235     51     51
                                                           ------ ------ ------
                                                           $1,218 $3,854 $3,798
                                                           ====== ====== ======

                          EMPRESS ENTERTAINMENT, INC.

6. 401(k) Plan


   In 1993, the Company adopted a 401(k) plan covering substantially all of its employees. The Company's contribution to the plan is based on a discretionary percentage of employee contributions and may include an additional discretionary amount. The Company incurred approximately $628,000, $446,000 and $339,000 of contribution expense related to the plan years ended December 31, 1998, 1997 and 1996, respectively.

7. Commitments and Contingent Liability

   In June 1996, the Company executed a number of agreements which secure its rights to operate in the City of Hammond at the Hammond Marina. Significant among the commitments as of December 31, 1998, are the financial obligations of the Company which include, but are not limited to the following:

  . An annual payment to the City of Hammond of the greater of $3 million or certain percentages of adjusted gross receipts as follows:

      4.0% up to $125 million;

      6.0% over $125 million and up to $200 million; and

      4.0% in excess of $200 million

  . A passenger payment to the Hammond Port Authority in the sum of $1.00 per passenger.

  . An annual payment to the City of Hammond for police and fire purposes of $1 million.

  . Contribution to the City of Whiting and civic organizations in Whiting for public safety and to promote economic development in the total sum of $1.25 million. Payments to be made in equal installments over five years commenced June 1996.

  . Construction of a hotel and conference center with an estimated cost of $10 million.

  . Commercial development within the greater Hammond area with an estimated cost of $10 million to be completed by July 1, 2001. No amounts have been expended as of December 31, 1998.

  . Renovation of existing housing and construction of new market rate housing in the greater Hammond area with estimated expenditures and loans of $5 million to be completed by July 1, 2001.

     Residential housing investments which will comprise $3.5 million of the $5.0 million will be made in accordance with the following schedule:

             Investment Date                  Amount
             ---------------                ----------
             By July 1, 1998............... $  500,000
             By July 1, 1999...............  1,500,000
             By July 1, 2000...............    500,000
             By July 1, 2001...............  1,000,000
                                            ----------
                                            $3,500,000
                                            ==========

     To fulfill the remaining $1,500,000 of the commitment, the Company has entered into an agreement to loan $1,400,000 and donate $100,000 to Hammond Enterprise Development Corporation. The $100,000 donation was made in 1998 along with a loan of $400,000. The remaining $1,000,000 will be loaned in $500,000 increments on May 1, 1999 and May 1, 2000. As of December 31, 1998, approximately $1.4 million has been expended.

                          EMPRESS ENTERTAINMENT, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

   The City of Hammond is a plaintiff in a condemnation proceeding filed in September 1995 in Lake Superior Court in Lake County, Indiana in which the City of Hammond condemned a small parcel of land for the construction of the overpass located near Empress Hammond. This case was transferred on a change of venue in the summer of 1998 to Newton County, Indiana. On September 28, 1998, the jury returned a $5.2 million award, which bears prejudgment interest at 8% since 1995. Under terms of the Development Agreement between Empress Hammond and the City, Empress Hammond is responsible for reimbursing the City of Hammond for its costs, fees and any judgments. The City of Hammond appealed this decision to the Indiana appellate court. As a result, it is not yet clear how much, or when, the condemnation award will be paid.

8. Plan of Merger

   On September 2, 1998, and as amended on March 25, 1999, the Company entered into an Agreement and Plan of Merger with Horseshoe Gaming (Midwest), Inc. and certain of its affiliates ("Horseshoe Midwest") which, if consummated, would result in the acquisition by Horseshoe Midwest of all of the outstanding stock of Empress Joliet and Empress Hammond via two simultaneous merger transactions (the "Proposed Mergers").

   Consummation of the Plan of Merger constitutes a "Change of Control" under the Indenture and will trigger Horseshoe Midwest's obligation to make an irrevocable offer to purchase the Notes (the "Change of Control Offer") at a cash price equal to 101% of the principal amount plus accrued and unpaid interest. Holders of the Notes will have the option of tendering all or any portion of their Notes for redemption, or they may retain the Notes. The Company and/or Horseshoe Midwest intend to comply with the provisions of the Indenture. The Change of Control Offer must commence within 10 business days following the consummation of the transactions contemplated by the Plan of Merger and must remain open for at least 20 business days. Horseshoe Midwest must complete the repurchase of any Notes tendered in response to the Change of Control Offer no more than 30 business days after the consummation of the transactions as contemplated in the Plan of Merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

          Name                Age                  Position(1)
          ----                ---                  -----------
Peter A. Ferro, Jr...........  48 Chief Executive Officer and Director of the
                                  Company, Empress Hammond and Empress Joliet,
                                  Chief Executive Officer of Hammond
                                  Residential and President and Director of
                                  Empress Finance

Joseph J. Canfora............  40 President of the Company, Empress Hammond and
                                  Empress Joliet

John G. Costello.............  37 Vice President, Chief Financial Officer and
                                  Treasurer of the Company and each of the
                                  Guarantors

Michael W. Hansen............  47 Vice President, Chief Legal Officer and
                                  Secretary of the Company and each of the
                                  Guarantors

David F. Fendrick............  50 Vice President--General Manager of Empress
                                  Joliet

Rick S. Mazer................  44 Vice President--General Manager of Empress
                                  Hammond

Charles P. Hammersmith,        47 Director of each of the Company, Empress
 Jr.(2)......................     Hammond, Empress Joliet and Empress Finance

Robert W. Kegley, Sr.(2).....  57 Director of each of the Company, Empress
                                  Hammond, Empress Joliet and Empress Finance

Thomas J. Lambrecht(2).......  49 Chairman of the Board and Director of each of the Company, Empress Hammond, Empress Joliet
                                  and Empress Finance

William J. McEnery...........  56 Director of each of the Company, Empress
                                  Hammond, Empress Joliet and Empress Finance

Edward T. McGowan............  62 Director of each of the Company, Empress
                                  Hammond, Empress Joliet and Empress Finance

William J. Sabo..............  60 Director of each of the Company, Empress
                                  Hammond, Empress Joliet and Empress Finance

--------
(1) Each director of the Company, Empress Hammond, Empress Joliet and Empress Finance has been a member of the Board of Directors of such entity since such entity's formation.
(2) Serves on the Company's audit committee.

   Peter A. Ferro, Jr. Mr. Ferro has been a Director of the Company and each of the corporate Guarantors since their respective formation. Since January 1997 Mr. Ferro has been Chief Executive Officer of each of the Company, Empress Hammond and Empress Joliet. Mr. Ferro has been President of Empress Finance since December 1997. From 1984 to 1997 Mr. Ferro was President and Chief Executive Officer of P. T. Ferro Construction Company. From 1989 to 1997, Mr. Ferro was Vice President of Ferro Asphalt Corporation. Mr. Ferro is a graduate from the University of Illinois with a Bachelors of Science in finance which he received in 1972.

   Joseph J. Canfora. Mr. Canfora was elected President of the Company, Empress Hammond and Empress Joliet in June 1997. From 1995 through 1997, Mr. Canfora was President of Midwest Operations for Station Casinos, Inc. From 1992 through 1997, Mr. Canfora served as Executive Vice President and Chief Operating Officer of Station Casinos, Inc. Prior to joining Station Casinos, Inc., Mr. Canfora held management positions with the Maxim Hotel and Casino, Sundance Casino and the Aladdin Hotel and Casino. Mr. Canfora graduated from the University of Nevada, Las Vegas in 1982.

   John G. Costello. Mr. Costello has served as the Vice President, Chief Financial Officer and Treasurer of the Company and each of the corporate Guarantors since June 1994 and has served in such capacity at Hammond Residential since the date of its formation. From 1991 through 1994, Mr. Costello was employed by Argosy Gaming Company, serving as its Controller from 1991 through 1993, and as Assistant General Manager of its Alton Belle Casino from July 1993 through June 1994. From 1984 to 1991, Mr. Costello was in public accounting as a Certified Public Accountant. Mr. Costello received his Bachelor of Science degree in Business Administration from Southern Illinois University at Edwardsville.

   Michael W. Hansen. Mr. Hansen has served as Chief Legal Officer of the Company and each of the corporate Guarantors since July 1994 and has served in such capacity at Hammond Residential since the date of its formation. Since 1995, Mr. Hansen has served as Vice President and, since 1997, as the Secretary, of the Company and the Guarantors. Mr. Hansen acted as outside counsel in the formation of Empress Joliet in 1991 and oversaw the development and construction of Empress Hammond in 1995 and 1996. From 1976 to 1994, Mr. Hansen was in private legal practice as a partner in the Joliet, Illinois law firm of Herschbach, Tracy, Johnson, Bertani & Wilson. Mr. Hansen is a 1973 graduate of the University of Notre Dame, and a 1976 graduate of Drake University Law School.

   David F. Fendrick. Mr. Fendrick was appointed Vice President--General Manager of Empress Joliet in August 1997. From 1994 through 1997, Mr. Fendrick served as Vice President--General Manager of Station Casinos, Inc. in Kansas City. From 1993 through 1994, Mr. Fendrick held the position of Vice President--General Manager of Fitzgerald's Casino in Tunica, Mississippi. He was the Director of Casino Operations for Princess Cruises in 1993. From 1992 to 1993, Mr. Fendrick served as the Director of Casino Operations for President Riverboat Casino in Davenport, Iowa.

   Rick S. Mazer. Mr. Mazer was appointed Vice President--General Manager of Empress Hammond in February 1996, where he oversees the operation of Empress Hammond's gaming complex. From October 1995 to February 1996, Mr. Mazer served as Director of Marketing and Advertising for Empress Joliet. From 1993 through 1995, Mr. Mazer was Vice President of Marketing for Par-A-Dice Riverboat Casino in Peoria, Illinois and served in various other management capacities from 1991 through 1993. Mr. Mazer received a B.S.B.A. degree from Boston University in 1976.

   Charles P. Hammersmith, Jr. Mr. Hammersmith has been a Director of each of the Company, Empress Hammond, Empress Joliet and Empress Finance from the date of their respective formation. Since 1973, Mr. Hammersmith has been employed with Elmhurst-Chicago Stone Co. and since 1989 has served as its President. Since 1983, Mr. Hammersmith has been the President of Hammerline Express, a bulk cement transportation company.

   Robert W. Kegley, Sr. Mr. Kegley has been a Director of each of the Company, Empress Hammond, Empress Joliet and Empress Finance from the date of their respective formation. Since 1982, Mr. Kegley has owned and operated Columbia Properties, a real estate holding company. Since 1979, Mr. Kegley has owned the Columbian Agency in New Lenox, Illinois, a commercial insurance brokerage company, where he is the President.

   Thomas J. Lambrecht. Mr. Lambrecht is the original founder of the Company and has been Chairman of the Board and a Director of each of the Company, Empress Hammond, Empress Joliet and Empress Finance from the date of their respective formation. Since 1988, Mr. Lambrecht has been the President and sole stockholder of T.J. Lambrecht Construction, Inc.

   William J. McEnery. Mr. McEnery has been a Director of each of the Company, Empress Hammond, Empress Joliet, and Empress Finance from the date of their respective formation. Since 1966, Mr. McEnery has owned and operated Gas City, Ltd., which owns and operates approximately 40 gasoline stations and convenience stores. Since 1975, Mr. McEnery has owned and operated Bell Valley Farm, Inc. which is devoted to breeding and training standard-bred horses for the harness horse racing industry. Since 1982, Mr. McEnery has owned and operated A.D. Connor, Inc., a petroleum transportation company. Since 1990, Mr. McEnery has owned and operated Green Garden Country Club. Since 1991, Mr. McEnery has been a director and shareholder of Argosy Gaming Company, which owns a beneficial interest in Indiana Gaming Company, L.P., the holder of an owner's license in Lawrenceburg, Indiana, and Alton Gaming Company, the holder of an owner's license in Alton, Illinois.

   Edward T. McGowan. Mr. McGowan has been a Director of each of the Company, Empress Hammond, Empress Joliet, and Empress Finance from the date of their respective formation. Since 1963, Mr. McGowan has been the President of, and since 1977, has been the sole owner of, the EDON Construction Company. Since 1977, Mr. McGowan has been a 50% owner of Dremco Inc., a corporation that builds, sells and/or manages various real estate developments in the Chicago area. In 1977, Mr. McGowan was elected as a member of the Board of Directors of Ford City Bank of Chicago which merged into Cole Taylor Bank in 1984, at which time Mr. McGowan became a member of the Board of Directors of Cole Taylor Bank.

   William J. Sabo. Mr. Sabo was the Vice Chairman of Empress Hammond from 1995-1997 and of Empress Joliet from 1991 until 1997, and has been a Director of the Company, Empress Hammond, Empress Joliet and Empress Finance from the date of their respective formation. Since January 1, 1998, Mr. Sabo, through his company, WJS & Co., Inc., has served as a consultant to Empress Hammond and Empress Joliet.

   The directors of the Company, Empress Hammond, Empress Joliet and Empress Finance are elected each year at annual meetings of stockholders. Executive officers are elected each year by the Board of Directors of each entity.

   Pursuant to the terms of the Stockholders Agreement, all stockholders have agreed to vote their shares to establish Boards of Directors of the Company, Empress Hammond, Empress Joliet and Empress Finance to include the following seven persons: Peter A. Ferro, Jr., Charles P. Hammersmith, Jr., Robert W. Kegley, Sr., Thomas J. Lambrecht, William J. McEnery, Edward T. McGowan and William J. Sabo.

Employment Agreements

   Peter A. Ferro, Jr., Chief Executive Officer. Empress Hammond and Empress Joliet are each parties to identical employment agreements dated March 7, 1997 with Peter A. Ferro, Jr. The agreements were effective as of January 1, 1997 and terminate on December 31, 1999. An allocation agreement was entered into between Empress Hammond and Empress Joliet calling for an equal allocation of Mr. Ferro's compensation and benefits between the two entities. Pursuant to the terms of the employment agreements, Mr. Ferro is entitled to an aggregate salary of $400,000 per year. In addition, Mr. Ferro is entitled to certain customary employee benefits.

   Empress Hammond and Empress Joliet may terminate the employment agreements if (i) Mr. Ferro's gaming license in Indiana or Illinois, respectively, is suspended or revoked; (ii) Mr. Ferro fails a drug test administered by either entity; (iii) at least two-thirds of the members of Empress Hammond's or Empress Joliet's Board of Directors vote to terminate his employment with either entity; (iv) the Indiana License or the Illinois License is revoked or not renewed; or (v) there is a change in control in Empress Hammond or Empress Joliet during the term of the agreements, consisting of either a sale or transfer of a majority equity interest or a sale of a substantial portion of the assets. Notwithstanding termination due to (iii), (iv) or (v) above, Empress Hammond's and Empress Joliet's obligations to Mr. Ferro under the agreements continue in full force and effect until December 31, 1999.

   Joseph J. Canfora, President. Empress Hammond and Empress Joliet are each parties to identical employment agreements dated June 12, 1997 with Joseph J. Canfora. Each of the employment agreements commenced on June 23, 1997 and terminates on June 22, 2000. An allocation agreement was entered into between Empress Hammond and Empress Joliet calling for an equal allocation of Mr. Canfora's compensation and benefits between the two entities. Pursuant to the terms of the employment agreements, Mr. Canfora is entitled to an aggregate base salary of $500,000 per year ("Base Salary"). In addition, Mr. Canfora is eligible to receive performance based bonuses ("Bonus") based on a percentage of the Company's, Empress Hammond's and Empress Joliet's ("Affiliated Companies") combined EBITDA. If the Affiliated Companies' EBITDA is greater than $100 million, Mr. Canfora's Bonus will be 3.913% of half of the combined after-tax earnings of the Affiliated Companies less his Base Salary. Mr. Canfora will not be entitled to a Bonus if he resigns or is terminated for cause. Furthermore, the Chief Executive Officer of Empress Hammond or Empress Joliet, in his sole discretion, may increase Mr. Canfora's Base Salary and Bonus.

   In addition to such compensation, Mr. Canfora is entitled to term life insurance in an amount equal to $4.0 million and certain other employee benefits. If Mr. Canfora's employment is terminated for reasons other than cause, death, disability or change in control, Empress Hammond and Empress Joliet are required (i) to pay Mr. Canfora his Base Salary, Bonus and earned benefits for services rendered prior to the date of termination; (ii) to pay Mr. Canfora a pro rata Bonus to the date of termination in accordance with the terms of the agreements; (iii) to make all payments of Base Salary required under the agreements to Mr. Canfora through the next scheduled termination date; and (iv) in the case of disability, to continue to provide health insurance to Mr. Canfora. If Mr. Canfora resigns his employment with Empress Hammond or Empress Joliet, other than at the expiration of the term of the agreements, he is not entitled to any compensation or benefits beyond his last day of employment. Unless terminated without cause or at the next scheduled termination date, Mr. Canfora is prohibited, for a period of one year, from competing with the Affiliated Companies' business, products or services in the Counties of Lake, Cook, Kane, Will, DuPage and McHenry, Illinois, and the Counties of Lake, Porter and LaPorte, Indiana.

   In addition, the Affiliated Companies and Mr. Canfora are parties to a long-term incentive bonus agreement (the "Bonus Agreement"), under which Mr. Canfora is entitled to 3.913% of the excess of (i) the Benchmark Value (as defined in the Bonus Agreement) of the Affiliated Companies as of the date of termination of Mr. Canfora's employment without cause, or a Change in Control, over (ii) the Affiliated Companies' Base Value (as defined in the Bonus Agreement). If there is a Change of Control within the first twelve months of the Bonus Agreement, Mr. Canfora is to receive the greater of the bonus as determined by the above formula or $1.0 million. The Bonus Agreement provides for differing vesting provisions depending on Mr. Canfora's length of employment or the occurrence of a Change in Control. With the exception of a Change in Control, Mr. Canfora's bonus under the Bonus Agreement is not to exceed $10.0 million.

   John G. Costello, Chief Financial Officer. Empress Joliet is a party to an employment agreement dated March 12, 1998 with John G. Costello. Mr. Costello's employment agreement was effective as of January 1, 1998 and terminates on December 31, 1999. Pursuant to the terms of the employment agreement, Mr. Costello is entitled to a base salary of not less than $135,000 per year. Mr. Costello's base salary is allocated equally between Empress Hammond and Empress Joliet. In addition, Mr. Costello is entitled to participate in the incentive compensation bonus programs and employee benefit plans of Empress Joliet.

   Empress Joliet may terminate Mr. Costello's employment for cause (as defined in the agreement) at any time or without cause on thirty (30) days' written notice. If terminated for cause, Mr. Costello will be paid to the date of termination only. If terminated without cause, Mr. Costello is to receive his present base salary and all health insurance benefits, through the later of the expiration date of the agreement or one year from the date of termination plus two weeks, whichever is greater. In addition, Mr. Costello is entitled to a payment equal to his bonus payment from the prior year. Moreover, in the event Empress Joliet fails to provide 180 days notice to Mr. Costello that his agreement will not be renewed, Empress Joliet is required to pay Mr. Costello:
(i) a six month severance payment; (ii) a bonus payment through the scheduled term based upon the last annual bonus payment paid; and (iii) benefits through the scheduled term. If Mr. Costello is terminated as a result of a change of control (as defined in the agreement), Empress Joliet must continue to pay his base salary through the next scheduled termination date or one year, whichever is greater, and an amount equal to the last annual bonus payment prorated to the date termination. Upon a change of control, Mr. Costello is also entitled to receive a bonus equal to two and one-half times ("Bonus Multiple") the sum of his annual base salary in effect immediately prior to the change in control plus his annual bonus for the fiscal year immediately prior to the change in control.

   Michael W. Hansen, Chief Legal Officer. Empress Joliet is a party to an employment agreement dated March 12, 1998 and effective January 1, 1998 with Michael W. Hansen. Mr. Hansen's employment agreement with Empress Joliet is substantially similar to Mr. Costello's agreement, except that (i) Mr. Hansen is to receive an annual base salary of not less than $206,000 during the term of the agreement, and (ii) Mr. Hansen's Bonus Multiple is two.

   David F. Fendrick, Vice President--General Manager of Empress Joliet. Empress Joliet is party to an employment agreement dated March 12, 1998 and effective August 1, 1997 with David F. Fendrick. Mr. Fendrick's employment agreement with Empress Joliet is substantially similar to Mr. Costello's agreement, except that (i) the term of Mr. Fendrick's contract is three years, from August 1, 1997 through July 31, 2000, (ii) Mr. Fendrick is to receive an annual base salary of not less than $200,000 during the term of the agreement, and (iii) Mr. Fendrick's Bonus Multiple is one and one-half.

   Rick S. Mazer, Vice President--General Manager of Empress Hammond. Empress Hammond is party to an employment agreement dated March 12, 1998 and effective January 1, 1998 with Rick S. Mazer. Mr. Mazer's employment agreement with Empress Hammond is substantially similar to Mr. Costello's agreement, except that (i) Mr. Mazer is to receive an annual base salary of not less than $180,000 during the term of the agreement, and (ii) Mr. Mazer's Bonus Multiple is two.

 Employment Agreements with Horseshoe Gaming, Inc.

   Peter A. Ferro, Jr. entered into an employment agreement with Horseshoe Gaming, Inc., a Nevada corporation ("Horseshoe Gaming") (the "Employment Agreement"). Horseshoe Gaming Inc. is the manager of Horseshoe Gaming, L.L.C., a Delaware limited liability company ("Horseshoe LLC"). Horseshoe LLC's subsidiaries and affiliates (i) operate casino facilities in Tunica, Mississippi, and Bossier City, Louisiana, and (ii) are parties to an agreement to acquire Empress Hammond and Empress Joliet. The Employment Agreement is effective upon the consummation of the Proposed Merger and will continue until December 31, 2001. Mr. Ferro will serve as Executive Vice President of Horseshoe Gaming and will receive base compensation of $400,000 per year, a discretionary bonus not to exceed 50% of the base compensation, and the right to participate in any employee stock option or stock purchase plans of Horseshoe Gaming or its subsidiaries and affiliates. Mr. Ferro is entitled to specific fringe benefits.

   Joseph J. Canfora entered into an employment agreement with Horseshoe Gaming. The Employment Agreement is effective upon the consummation of the Proposed Merger and will continue until December 31, 2001. Mr. Canfora will serve as President of Horseshoe Gaming and will receive base compensation of $500,000 per year, a discretionary bonus not to exceed 50% of the base compensation, and the right to participate in any employee stock option or stock purchase plans of Horseshoe Gaming or its subsidiaries and affiliates. Mr. Canfora is entitled to specific fringe benefits.

Director Committees

   The Board of Directors has established an Audit Committee. Messrs. Hammersmith, Kegley and Lambrecht serve on the Audit Committee.

Item 11. Executive Compensation

                          SUMMARY COMPENSATION TABLE

                                                   Annual
                                                Compensation
                                             ------------------
                                                        Bonus      All other
Name and Principal Position             Year Salary(4)   (5)    compensation(6)
---------------------------             ---- --------- -------- ---------------
Peter A. Ferro, Jr.
 President and Chief Executive
  Officer(1)(2)(3)..................... 1998 $415,385  $    --     $  2,968
                                        1997  389,231       --        3,781
                                        1996      --        --          --
Joseph J. Canfora
 President(1)(2)(3).................... 1998  500,000   250,000     128,590
                                        1997  250,000   125,000      29,075
                                        1996      --        --          --
Michael W. Hansen
 Chief Legal Officer(1)(2)............. 1998  206,000    70,000       4,716
                                        1997  202,539    70,000       4,564
                                        1996  189,423   100,000       3,955
David F. Fendrick
 Vice President, General Manager
  Empress Joliet....................... 1998  189,078    69,216       8,444
                                        1997   96,139    25,000      15,181
                                        1996      --        --          --
Rick Mazer
 Vice President, General Manager
  Empress Hammond...................... 1998  193,077    65,000       6,920
                                        1997  166,154    60,560       7,394
                                        1996  152,192    70,000       6,130

--------
(1) The services and salaries of the executive officers are allocated evenly between Empress Hammond and Empress Joliet.
(2) Consists of bonuses paid pursuant to a management bonus plan. Under such plan, a percentage of pretax earnings based upon operating results of each year are distributed to the executive officers of Empress Hammond and Empress Joliet and to other selected employees, if any, during the next fiscal year. The bonuses distributed to each executive officer and/or employee of Empress Hammond and Empress Joliet (other than the Chief Executive Officer) are determined by the Chief Executive Officer of the Company. The bonus, if any, paid to the Chief Executive Officer of the Company is determined by the Board of Directors of the Company. The bonuses paid are allocated between Empress Hammond and Empress Joliet.
(3) Mr. Ferro served as President of the Company, Empress Hammond and Empress Joliet until June 22, 1997, when Mr. Canfora began his employment as President.
(4) The salaries listed represent the full, unallocated amount of the named executive's salary, including deferred compensation under a non-qualified plan.
(5) The bonuses listed represent the full, unallocated amount of the named executive's bonus, including deferred compensation under a non-qualified plan.
(6) Consists of the Company's contribution to such executive officer's 401(k) plan, Company paid group term life insurance premiums and automobile expenses. Pursuant to the terms of Mr. Canfora's employment agreements with Empress Joliet and Empress Hammond, those entities provide Mr. Canfora with term life insurance in an amount equal to $4.0 million and reimbursement of relocation expenses. The amount listed in the table includes the aggregate annual premiums paid by Empress Joliet and Empress Hammond with respect to such insurance and reimbursement of relocation expenses.

   On July 23, 1998, the Company adopted an Executive Deferred Compensation Plan ("Plan"). This Plan provides that certain executives of the Company, as determined by the Board of Directors, are eligible to defer compensation until such time as set forth in the Plan. The executives may defer up to 50% of their scheduled salary or 100% of any bonus, termination or change of control payment. The Plan provides for certain benefit payment options.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the ownership of shares of common stock of the Company as of the date of this 10-K (i) by each person known to the Company to own beneficially more than 5% of the outstanding shares of common stock of the Company and (ii) by each of the Company's executive officers and directors and by all of such executive officers and directors as a group.

                                                             Non-
                                                            Voting
Name and Address of Beneficial         Common        % of   Common       % of
Owner(1)                               Shares        Class  Shares       Class
------------------------------        --------       -----  ------       -----
Joseph J. Canfora....................      --          --      --          --
John G. Costello.....................      --          --      --          --
David F. Fendrick....................      --          --      --          --
Peter A. Ferro, Jr...................   196.14(2)(3)  11.2%  15.15(2)(3)   9.2%
Charles P. Hammersmith, Jr...........   332.44        19.0   25.67        15.7
Michael W. Hansen....................      --          --      --          --
Robert W. Kegley, Sr.................   166.22         9.5   12.84         7.8
Thomas J. Lambrecht..................   302.52        17.3   23.36        14.2
Rick S. Mazer........................      --          --      --          --
William J. McEnery...................   332.44(4)     19.0   25.67        15.7
Edward T. McGowan....................   332.44(5)     19.0   25.67        15.7
William J. Sabo......................   113.03(2)      6.6    8.73(2)      5.3
                                      --------       -----  ------       -----
All executive officers and directors
 as a group (12 persons)............. 1,745.33       100.0% 134.79       82.17%
                                      ========       =====  ======       =====

--------
(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, unless otherwise noted in the footnotes to this table. The address of each of the stockholders named in this table is c/o Empress Entertainment, Inc., 2300 Empress Drive, Joliet, Illinois 60436.
(2) Includes the following number of shares of common stock of the Company owned by the following trusts of which William J. Sabo and Peter A. Ferro, Jr. are co-trustees: 9.97 common shares and 0.77 non-voting common shares of the Company owned of record by the Trust for the benefit of Melissa Kate Lambrecht under Trust Agreement dated May 3, 1993; 9.97 common shares and 0.77 non-voting common shares of the Company owned of record by the Trust for the benefit of Paul John Lambrecht under Trust Agreement dated May 3, 1993; and 9.97 common shares and 0.77 non-voting common shares of the Company owned of record by the Trust for the benefit of Matthew Thomas Lambrecht under Trust Agreement dated May 3, 1993. These shares are included twice in the table, once in the total for Mr. Sabo and once for the total for Mr. Ferro.
(3) Includes 166.22 common shares and 12.84 non-voting common shares held by a voting trust of which Mr. Ferro is the sole voting trustee. Mr. Ferro is the owner of 55.4 of the shares of common stock and 4.28 of the shares of non-voting common stock held by such voting trust and 55.4 shares of common stock and 4.28 of the shares of non-voting common stock are owned by each of James J. Ferro and John T. Ferro, Mr. Ferro's two brothers.
(4) Held by Trust for the benefit of William J. McEnery of which Mr. McEnery is the sole trustee.
(5) Held by Trust for the benefit of Edward T. McGowan of which Mr. McGowan is the sole trustee.

   For "Change in Control" see "Description of the Business--Recent Developments--Merger Agreement."

Item 13. Certain Relationships and Related Transactions

Company and Subsidiary Relationships

   Empress Hammond licenses certain trademarks from Empress Joliet pursuant to the terms of a Trademark License Agreement dated as of June 30, 1997. Empress Hammond pays an annual fixed license fee of $1.2 million to Empress Joliet for the non-exclusive right to use certain Empress Casino trademarks in Hammond, Indiana, with express permission to use intrastate and interstate advertising and promotion of Empress Hammond's gaming operation in Hammond, Indiana. The Trademark License Agreement expires on December 31, 2001. In 1998, the total amount paid by Empress Hammond to Empress Joliet under this agreement was approximately $1.2 million.

   Using information generated from the Empress Club, Empress Joliet created and currently maintains a database containing information about customers of the casino. Empress Hammond contributes information to the patron database and licenses from Empress Joliet its patron database information. Empress Hammond is required to pay to Empress Joliet five annual payments of approximately $0.4 million each year based on an estimated fair market value of Empress Joliet's patron database as of June 1996. The amount charged to Empress Hammond for the database was approximately $0.4 million in 1998.

   The Company shares common executive officers with its subsidiaries, including the Chief Executive Officer, President, Chief Financial Officer and Chief Legal Officer. Prior to the Reorganization, the salaries of such executive officers were allocated evenly between Empress Hammond and Empress Joliet.

   Empress Joliet provides certain consulting services to Empress Hammond for a fee of $5,000 per month. The consulting fee for the year ended December 31, 1998, was $60,000. Empress Joliet also incurs certain indirect corporate and general and administrative costs and expenses related to the management and operations of Empress Hammond. These costs are then allocated to Empress Hammond. In 1998, the total amounts allocated to Empress Hammond were approximately $2.7 million.

   Pursuant to Empress Finance's issuance of the 10 3/4% Senior Notes due 2002, Empress Joliet then issued $150.0 million of 10 3/4% notes due 2002 ("Mirror Notes") to Empress Finance, with terms identical to the 10 3/4% Senior Notes due 2002.

   The Company entered into a refinancing on June 18, 1998, the components of which included the covenant defeasance of the $150.0 million 10 3/4% Senior Notes due 2002 and the issuance of $150.0 million 8 1/8% Senior Subordinated Notes due 2006 (the "8 1/8% Notes"). Concurrent with the refinancing, Empress Joliet extinguished its Mirror Notes and received payment in full on all intercompany notes receivable. The 8 1/8% Notes are jointly, severally and unconditionally guaranteed on an unsecured senior subordinated basis by all existing and future Restricted Subsidiaries of the Company.

Other Relationships

   The Company is governed by an Amended and Restated Stockholders Agreement pursuant to which, among other things, (i) the stockholders agreed to vote for the election of Mr. Ferro, Mr. Hammersmith, Mr. Kegley, Mr. Lambrecht, Mr. McEnery, Mr. McGowan and Mr. Sabo to the Board of Directors of the Company and each of its subsidiaries, (ii) the Company and each of the other stockholders have an option to purchase the stock of a stockholder upon certain events,
(iii) limitations were placed on the ability of the stockholders to sell their stock in the Company, (iv) the approval of at least 75% of the stockholders is required in order for the Company or any of its subsidiaries to undertake certain transactions, including the merger of the Company or any of its subsidiaries, the sale of all or substantially all of the assets of the Company or any of its subsidiaries or the issuance or sale of stock of Empress Hammond or Empress Joliet and (v) as long as the Company qualifies as a Subchapter S Corporation, the Company has agreed to make distributions to its stockholders in order for them to pay federal and state income taxes on the net income of the Company.

   In July 1998, in settlement of litigation, and in exchange for a general release of all claims, the Company redeemed all of the shares of the Company's common stock held by an approximately 1% stockholder.

   Empress Hammond, Empress Joliet and WJS & Co., Inc., a company owned by William J. Sabo, a stockholder and director of the Company, and a director of each of the corporate Guarantors, are parties to two identical consulting agreements dated as of January 1, 1998, pursuant to which Mr. Sabo provides consulting services to Empress Hammond and Empress Joliet for an annual consulting fee of $150,000 in the aggregate. Such consulting fee is paid equally by Empress Hammond and Empress Joliet. The consulting agreements expire on December 31, 1999, and may be terminated for cause (as defined in the agreements). In connection with his consulting agreements, Mr. Sabo has agreed during his consulting period and for a period of one year thereafter not to compete in the casino business within a 200 mile radius of each of Hammond, Indiana and Joliet, Illinois. Mr. Sabo has also agreed not to solicit any employee, vendor or supplier of Empress Hammond or Empress Joliet.

   The Company and its subsidiaries have entered into the following contracts with certain of the companies owned by its stockholders: (i) a contract with Gas City, Ltd., a company owned by William J. McEnery, to provide fuel for the Company's vessels and Company-owned vehicles; (ii) a contract with P.T. Ferro Construction Company, a company owned in part by Peter A. Ferro, Jr., to provide construction services; (iii) a contract with Columbian Agency, an insurance brokerage company owned by Robert W. Kegley, Sr., to provide insurance brokerage services; (iv) a contract with T.J. Lambrecht Construction, Inc., an entity owned by Thomas J. Lambrecht, to provide construction services; and (v) a contract with EDON Construction Company, an entity owned by Edward T. McGowan, to provide construction services.

   From January 1, 1998 through December 31, 1998, the Company paid an aggregate of approximately $0.2 million, $0.1 million, $0.5 million, $0.3 million, $0.1 million and $0.1 million to WJS & Co., Inc., the Columbian Agency, Gas City, Ltd., P.T. Ferro Construction Company, Inc., T.J. Lambrecht Construction, Inc. and EDON Construction Company, respectively. In 1997, the Company paid an aggregate of approximately $ 2.7 million, $0.5 million, $0.4 million and $0.2 million to the Columbian Agency, Gas City, Ltd., P.T. Ferro Construction Company and T.J. Lambrecht Construction, Inc., respectively. In 1996, the Company paid an aggregate of approximately $2.7 million, $0.6 million, $0.3 million and $0.1 million to the Columbian Agency, Gas City, Ltd., P.T. Ferro Construction Company and T.J. Lambrecht Construction, Inc., respectively.

Distributions to Stockholders

   From January 1, 1998 through December 31, 1998, the Company, Empress Hammond and Empress Joliet made an aggregate of approximately $28.4 million of distributions to pay personal income taxes to stockholders. The Company currently intends to make periodic distributions to its stockholders in sufficient amounts to enable them to pay Federal and state income taxes attributable to their pro rata portion of the estimated taxable earnings of the Company, and to make other periodic distributions to its stockholders.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents Filed With This Report:
     (1) Financial Statements

     Reference is made to the Consolidated Financial Statements and the Report of Independent Auditors appearing in Item 8 of this Form 10-K.

     (2) Financial Statement Schedules

     Financial statement schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.


      (3) Index to Exhibits.................................................34

     The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K. As used in the list of Exhibits below, "Registrant" refers to Empress
  Entertainment, Inc.


      Exhibit
        No.                              Exhibit
      -------                            -------
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

      2.7 First Amendment to Agreement and Plan of Merger, dated as of March 25, 1999, by and among the Company, Empress
               Hammond, Empress Joliet and Horseshoe Gaming, L.L.C., a
               Delaware limited liability company ("Horseshoe"),
               Horseshoe Gaming (Midwest), Inc., a Delaware corporation
               ("Horseshoe Midwest"), Empress Acquisition Illinois, Inc., a Delaware corporation ("Empress Illinois"), Empress
               Acquisition Indiana, Inc., a Delaware corporation
               ("Empress Indiana").


      Exhibit
        No.                              Exhibit
      -------                            -------
      3.1      Amended Certificate of Incorporation of the Company, as
               amended as of 28, 1998, incorporated by reference to
               Exhibit 3.1 of the Company's Registration Statement on
               Form S-4, filed July 31, 1998.

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

      Exhibit
        No.                              Exhibit
      -------                            -------
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


      Exhibit
        No.                              Exhibit
      -------                            -------
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

     10.11 Lease by and between the City of Hammond, Department of Redevelopment and Empress Hammond, dated as of June 19,
               1996, incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, filed July
               31, 1998.10.12 License Agreement by and between Hammond
               Port Authority and Empress Hammond, dated as of June 21,
               1996, incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-4, filed July
               31, 1998.

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

      Exhibit
        No.                              Exhibit
      -------                            -------
     10.23     Employment Agreement dated March 12, 1998 between Empress
               Joliet and Michael W. Hansen, incorporated by reference to
               Exhibit 10.23 of the Company's Registration Statement on
               Form S-4, filed July 31, 1998.

     10.24     Employment Agreement dated as of January, 1999 between
               Peter A. Ferro, Jr. and Horseshoe Gaming, Inc.

     10.25     Employment Agreement dated as of January, 1999 between
               Joseph J. Canfora and Horseshoe Gaming, Inc.

     21.1 List of Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 of the Company's Registration
               Statement of Form S-4, filed July 31, 1998.

     24.1 Powers of Attorney (included as part of the signature page hereof).

     27.1      Financial Data Schedule.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Joliet, Illinois on March 31, 1999.

                                          Empress Entertainment, Inc.

                                                /s/ Peter A. Ferro, Jr.
                                          By: _________________________________
                                                 Peter A. Ferro, Jr., Chief
                                                    Executive Officer

   Each person whose signature appears below constitutes and appoints Peter A. Ferro, Jr. and Michael W. Hansen, or either of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

   Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below on March 31, 1999.

                 Signature                                     Title
                 ---------                                     -----


        /s/ Peter A. Ferro, Jr.             Director and Chief Executive Officer
___________________________________________
            Peter A. Ferro, Jr.

         /s/ Joseph J. Canfora              President
___________________________________________
             Joseph J. Canfora

         /s/ John G. Costello               Vice President, Chief Financial and
___________________________________________   Accounting Officer and Treasurer
             John G. Costello

         /s/ Michael W. Hansen              Vice President, Secretary and Chief Legal
___________________________________________   Officer
             Michael W. Hansen

    /s/ Charles P. Hammersmith, Jr.         Director
___________________________________________
        Charles P. Hammersmith, Jr.

       /s/ Robert W. Kegley, Sr.            Director
___________________________________________
           Robert W. Kegley, Sr.

        /s/ Thomas J. Lambrecht             Director and Chairman of the Board of
___________________________________________   Directors
            Thomas J. Lambrecht

        /s/ William J. McEnery              Director
___________________________________________
            William J. McEnery

         /s/ Edward T. McGowan              Director
___________________________________________
             Edward T. McGowan

          /s/ William J. Sabo               Director
___________________________________________
              William J. Sabo

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Joliet, Illinois on March 31, 1999.

                                          Empress Casino Hammond Corporation

                                                /s/ Peter A. Ferro, Jr.
                                          By: _________________________________
                                                 Peter A. Ferro, Jr., Chief
                                                      Executive Officer

   Each person whose signature appears below constitutes and appoints Peter A. Ferro, Jr. and Michael W. Hansen, or either of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

   Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below on March 31, 1999.

                 Signature                                     Title
                 ---------                                     -----


        /s/ Peter A. Ferro, Jr.             Director and Chief Executive Officer
___________________________________________
            Peter A. Ferro, Jr.

         /s/ Joseph J. Canfora              President
___________________________________________
             Joseph J. Canfora


          /s/ John G. Costello              Vice President, Chief Financial and
___________________________________________   Accounting Officer and Treasurer
             John G. Costello

         /s/ Michael W. Hansen              Vice President, Secretary and Chief Legal
___________________________________________   Officer
             Michael W. Hansen

    /s/ Charles P. Hammersmith, Jr.         Director
___________________________________________
        Charles P. Hammersmith, Jr.

       /s/ Robert W. Kegley, Sr.            Director
___________________________________________
           Robert W. Kegley, Sr.

        /s/ Thomas J. Lambrecht             Director and Chairman of the Board of
___________________________________________   Directors
            Thomas J. Lambrecht

         /s/ William J. McEnery             Director
___________________________________________
            William J. McEnery

         /s/ Edward T. McGowan              Director
___________________________________________
             Edward T. McGowan

          /s/ William J. Sabo               Director
___________________________________________
              William J. Sabo

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Joliet, Illinois on March 31, 1999.

                                          Empress Casino Joliet Corporation

                                                /s/ Peter A. Ferro, Jr.
                                          By: _________________________________
                                                 Peter A. Ferro, Jr., Chief
                                                      Executive Officer

   Each person whose signature appears below constitutes and appoints Peter A. Ferro, Jr. and Michael W. Hansen, or either of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

   Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below on March 31, 1999.

                 Signature                                     Title
                 ---------                                     -----


        /s/ Peter A. Ferro, Jr.             Director and Chief Executive Officer
___________________________________________
            Peter A. Ferro, Jr.

         /s/ Joseph J. Canfora              President
___________________________________________
             Joseph J. Canfora


          /s/ John G. Costello              Vice President, Chief Financial and
___________________________________________   Accounting Officer and Treasurer
             John G. Costello

         /s/ Michael W. Hansen              Vice President, Secretary and Chief Legal
___________________________________________   Officer
             Michael W. Hansen

    /s/ Charles P. Hammersmith, Jr.         Director
___________________________________________
        Charles P. Hammersmith, Jr.

       /s/ Robert W. Kegley, Sr.            Director
___________________________________________
           Robert W. Kegley, Sr.

        /s/ Thomas J. Lambrecht             Director and Chairman of the Board of
___________________________________________   Directors
            Thomas J. Lambrecht

         /s/ William J. McEnery             Director
___________________________________________
            William J. McEnery

         /s/ Edward T. McGowan              Director
___________________________________________
             Edward T. McGowan

          /s/ William J. Sabo               Director
___________________________________________
              William J. Sabo

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Joliet, Illinois on March 31, 1999.

                                          Empress River Casino Finance
                                          Corporation

                                                /s/ Peter A. Ferro, Jr.
                                          By: _________________________________
                                               Peter A. Ferro, Jr., President

   Each person whose signature appears below constitutes and appoints Peter A. Ferro, Jr. and Michael W. Hansen, or either of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

   Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below on March 31, 1999.

                 Signature                                     Title
                 ---------                                     -----


        /s/ Peter A. Ferro, Jr.             Director and President
___________________________________________
            Peter A. Ferro, Jr.

          /s/ John G. Costello              Vice President, Chief Financial and
___________________________________________   Accounting Officer and Treasurer
             John G. Costello

         /s/ Michael W. Hansen              Vice President, Secretary and Chief Legal
___________________________________________   Officer
             Michael W. Hansen

    /s/ Charles P. Hammersmith, Jr.         Director
___________________________________________
        Charles P. Hammersmith, Jr.

       /s/ Robert W. Kegley, Sr.            Director
___________________________________________
           Robert W. Kegley, Sr.

        /s/ Thomas J. Lambrecht             Director and Chairman of the Board of
___________________________________________   Directors
            Thomas J. Lambrecht

         /s/ William J. McEnery             Director
___________________________________________
            William J. McEnery

         /s/ Edward T. McGowan              Director
___________________________________________
             Edward T. McGowan

          /s/ William J. Sabo               Director
___________________________________________
              William J. Sabo

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Joliet, Illinois on March 31, 1999.

                                          Hammond Residential, L.L.C.

                                                 /s/ Peter A. Ferro, Jr.
                                          By: _________________________________
                                                 Peter A. Ferro, Jr., Chief
                                                      Executive Officer

   Each person whose signature appears below constitutes and appoints Peter A. Ferro, Jr. and Michael W. Hansen, or either of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

   Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below on March 31, 1999.

                 Signature                                     Title
                 ---------                                     -----


        /s/ Peter A. Ferro, Jr.             Director of Empress Hammond, the Sole
___________________________________________   member of Hammond Residential and Chief
            Peter A. Ferro, Jr.               Executive Officer

          /s/ John G. Costello              Vice President and Chief Financial Officer
___________________________________________   and Treasurer of Hammond Residential
             John G. Costello

         /s/ Michael W. Hansen              Vice President, Secretary and Chief Legal
___________________________________________   Officer of Hammond Residential
             Michael W. Hansen

    /s/ Charles P. Hammersmith, Jr.         Director of Empress Hammond, the Sole
___________________________________________   Member of Hammond Residential
        Charles P. Hammersmith, Jr.

       /s/ Robert W. Kegley, Sr.            Director of Empress Hammond, the Sole
___________________________________________   Member of Hammond Residential
           Robert W. Kegley, Sr.

        /s/ Thomas J. Lambrecht             Director and Chairman of the Board of
___________________________________________   Directors of Empress Hammond, the Sole
            Thomas J. Lambrecht               Member of Hammond Residential

         /s/ William J. McEnery             Director of Empress Hammond, the Sole
___________________________________________   Member of Hammond Residential
            William J. McEnery

         /s/ Edward T. McGowan              Director of Empress Hammond, the Sole
___________________________________________   Member of Hammond Residential
             Edward T. McGowan

          /s/ William J. Sabo               Director of Empress Hammond, the Sole
___________________________________________   Member of Hammond Residential
              William J. Sabo