Form 10-Q
period 1999-03-31
EMPRESS ENTERTAINMENT INC; EMPRESS RIVER CASINO FINANCE CORP; EMPRESS CASINO HAMMOND CORP; EMPRESS CASINO JOLIET CORP; HAMMOND RESIDENTIAL LLC
filed 1999-04-30
CIK 1066974, 918648, 1067375, 1067377, 1067382

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-60361

                  EMPRESS ENTERTAINMENT, INC. (the "COMPANY")
            EMPRESS CASINO HAMMOND CORPORATION ("EMPRESS HAMMOND")
             EMPRESS CASINO JOLIET CORPORATION ("EMPRESS JOLIET")
         EMPRESS RIVER CASINO FINANCE CORPORATION ("EMPRESS FINANCE")
              HAMMOND RESIDENTIAL, L.L.C. ("HAMMOND RESIDENTIAL")
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                      36-3932031
                    Indiana                       36-3865868
                    Illinois                      36-3740765
                    Delaware                      36-3929804
                    Indiana                           --

       --------------------------------     -----------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)        Identification No.)

               2300 Empress Drive, Joliet, Illinois         60436
           --------------------------------------------   ----------
             (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code  (815) 744-9400


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Company:  Voting Common Stock, $0.01 Par Value - 1,745.330 Shares as of
          April 30, 1999; Non-Voting, Common Stock, $0.01 Par Value - 164.035 Shares as of April 30, 1999

Empress Hammond: Common Stock, No Par Value - 1,000 Shares as of April 30, 1999

Empress Joliet: Common Stock, No Par Value - 1,000 Shares as of April 30, 1999

Empress Finance: Common Stock, $0.01 Par Value - 1,000 Shares as of April 30,
1999

Hammond Residential: 100% Interest

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [_]

                          EMPRESS ENTERTAINMENT, INC.
                               TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION                                            Page

          Item 1.  Financial Statements                                      3

          Item 2.  Management's Discussion and Analysis of

                        Financial Condition and Results of Operations        8

          Item 3.  Quantitative and Qualitative Disclosures about

                        Market Risk                                         10

PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders      11

          Item 6.  Exhibits and Reports on Form 8-K                         11

                     EMPRESS ENTERTAINMENT, INC.

                     CONSOLIDATED BALANCE SHEETS
                 (In Thousands Except Share Amounts)

                                                                          March 31,         December 31,
                                                                            1999                1998
                                                                         ------------        -----------
                                                                         (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                             $   36,892        $   33,555
     Restricted cash held for defeasance                                      166,133                 -
     Accounts receivable, less allowance for doubtful
          accounts of $1,808 and $2,235, respectively                           3,249             2,908
     Other current assets                                                       2,744             3,099
     US Treasuries held for defeasance including accrued
        interest and unamortized premium                                            -           163,933
                                                                          -----------       -----------
               Total current assets                                           209,018           203,495

Property and equipment, net                                                   190,482           193,809

Other assets, net                                                              30,410            29,509
                                                                          -----------       -----------
               Total assets                                                $  429,910        $  426,813
                                                                          ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                      $    4,311        $    4,289
     Accrued payroll and related expenses                                       7,355             6,802
     Interest payable                                                          11,184            10,799
     Other accrued liabilities                                                 17,134            11,573
     Current portion of long-term debt                                        150,000           150,000
                                                                          -----------       -----------
               Total current liabilities                                      189,984           183,463

Long-term debt                                                                166,500           176,000

Commitments and contingencies

Stockholders' equity:
     Common stock; $.01 par value; 6,000 shares authorized;
         1,909.365 shares issued and outstanding                                    -                 -
     Treasury stock; 17.381 shares, held at cost                               (4,667)           (4,667)
     Additional paid-in capital                                                16,548            16,548
     Retained earnings                                                         61,545            55,469
                                                                          -----------       -----------
          Total stockholders' equity                                           73,426            67,350
                                                                          -----------       -----------
               Total liabilities and stockholders' equity                  $  429,910        $  426,813
                                                                          ===========       ===========

 The accompanying footnotes are an integral part of these financial statements.

                          EMPRESS ENTERTAINMENT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands)

                                                                          Three Months Ended March 31,
                                                                        --------------------------------
                                                                            1999               1998
                                                                         ----------         -----------
                                                                                  (Unaudited)
Revenues:
     Casino                                                              $   98,893          $   91,337
     Food and beverage                                                        7,195               6,392
     Hotel, parking, retail and other                                         1,832               1,603
                                                                         ----------         -----------
     Gross revenues                                                         107,920              99,332
     Less: promotional allowances                                            (3,326)             (2,470)
                                                                         ----------         -----------
        Net Revenues                                                        104,594              96,862

Operating Expenses:
     Casino                                                                  51,199              47,007
     Food and beverage                                                        6,541               6,344
     Hotel, parking and retail                                                1,290               1,111
     Sales, general and administrative                                       10,040              10,549
     Other operating                                                          5,184               4,790
     Corporate                                                                1,430               1,282
     Depreciation and amortization                                            5,471               4,868
                                                                         ----------         -----------
                                                                             81,155              75,951
                                                                         ----------         -----------
Income from operations                                                       23,439              20,911

Other income (expense):
     Interest income                                                          2,294                 982
     Interest expense                                                        (7,511)             (5,301)
                                                                         ----------         -----------
Income before state income taxes                                             18,222              16,592

Provision for state income taxes                                                139                  83
                                                                         ----------         -----------
Net income                                                               $   18,083          $   16,509
                                                                         ==========         ===========

 The accompanying footnotes are an integral part of these financial statements.

                          EMPRESS ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                          Three Months Ended March 31,
                                                                        --------------------------------
                                                                            1999               1998
                                                                        -------------      -------------
                                                                                  (Unaudited)
Cash flows from operating activities:
     Net income                                                          $   18,083          $   16,509
     Adjustments to reconcile net income to cash
     provided by operating activities
        Depreciation and amortization                                         5,471               4,868
        Other                                                                   336                 -
        Change in operating assets and liabilities:
            Accounts receivable                                                (341)                892
            Other current assets                                                355                 907
            Accounts payable                                                     22                (332)
            Accrued payroll and related expenses                                553                (385)
            Interest payable                                                    385               4,043
            Other accrued liabilities                                         5,561               3,399
                                                                         ----------          ----------
Net cash provided by operating activities                                    30,425              29,901
                                                                         ----------          ----------

Cash flows from investing activities:
     Purchase of investments                                                 (1,200)            (16,083)
     Proceeds from sale of investments                                      161,099              10,010
     Decrease in interest receivable on investment                            2,538                 -
     Purchase of property and equipment                                      (1,743)             (7,242)
     Increase in restricted cash                                           (166,133)                -
     Increase in other assets                                                  (142)                -
                                                                         ----------          ----------
Net cash used in investing activities                                        (5,581)            (13,315)
                                                                         ----------          ----------

Cash flows from financing activities:
     Payments on borrowings                                                  (9,500)             (5,091)
     Stockholder distributions                                              (12,007)             (7,239)
                                                                         ----------          ----------
Net cash used in financing activities                                       (21,507)            (12,330)
                                                                         ----------          ----------
Net increase in cash and cash equivilants                                     3,337               4,256

Cash and cash equivalents, beginning of period                               33,555              73,257
                                                                         ----------          ----------
Cash and cash equivalents, end of period                                 $   36,892          $   77,513
                                                                         ==========          ==========
Supplemental Disclosure of Cash Flow Information:
     Interest Paid                                                       $    7,126          $    1,081
     Income taxes paid                                                   $      400          $      250

 The accompanying footnotes are an integral part of these financial statements.

                          EMPRESS ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999 (Unaudited)


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

     Empress Opportunities was formed as an unrestricted subsidiary to serve as a holding company, under which the Company is pursuing certain business opportunities other than the Company's gaming operations in Joliet, Illinois and Hammond, Indiana. Empress Racing, Inc. ("Empress Racing") was formed as an unrestricted subsidiary of Empress Opportunities to hold a 50% ownership interest in Kansas Racing, LLC, which has acquired certain indebtedness of Sunflower Racing, Inc., then the owner of the Woodlands Racetrack in Kansas City, Kansas. Kansas Racing subsequently acquired the Woodlands Racetrack with a bid in an auction pursuant to a proceeding under Chapter 7 of the U.S. Bankruptcy Code.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results, which may be expected for any other interim period, or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying unaudited consolidated financial statements contain adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the periods indicated. Such adjustments include only normal recurring accruals.

     Reclassifications

     Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

2.   Plan of Merger

     On September 2, 1998, and as amended on March 25, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Horseshoe Gaming (Midwest), Inc. and certain of its affiliates ("Horseshoe Midwest") which, if consummated, would result in the acquisition by Horseshoe Midwest of all of the outstanding stock of Empress Hammond and Empress Joliet via two simultaneous merger transactions (the "Proposed Mergers").

     Consummation of the Merger Agreement constitutes a "Change of Control" under the Indenture and will trigger Horseshoe Midwest's obligation to make an irrevocable offer to purchase the Notes (the "Change of Control Offer") at a cash price equal to 101% of the principal amount plus accrued and unpaid interest. Holders of the Notes will have the option of tendering all or any portion of their Notes for redemption, or they may retain the Notes. The Company and/or Horseshoe Midwest intend to comply with the provisions of the Indenture. The Change of Control Offer must commence within 10 business days following the consummation of the transactions contemplated by the Plan of Merger and must remain open for at least 20 business days. Horseshoe Midwest must complete the repurchase of any Notes tendered in response to the Change of Control Offer no more than 30 business days after the consummation of the transactions as contemplated in the Plan of Merger.

3.   Subsequent Event

     In June 1998, the Company irrevocably deposited $167.2 million (the "Covenant Defeasance") for the purpose of effecting the redemption of all of the Company's 10 3/4% Senior Notes due 2002 (the "Senior Notes"). On February 10, 1999, the Trustee sent out a Notice of Redemption to the holders of the Senior Notes announcing the redemption of such Notes. On April 1, 1999, the Company redeemed all of its $150 million of 10 3/4% Senior Notes, thus fulfilling all of its obligations related to the Senior Notes. The Company will recognize an extraordinary loss of $10.2 million in the second quarter of fiscal 1999 due to this early retirement of debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net revenues for the three months ended March 31, 1999 totaled $104.6 million compared to $96.9 million for the three months ended March 31, 1998, an increase of $7.7 million or 8.0%. The increase in net revenues was primarily attributable to increased casino revenues. Empress Hammond's net revenues increased to $60.5 million from $58.5 million and Empress Joliet's net revenues increased to $44.1 million from $38.4 million.

Casino revenues totaled $98.9 million and $91.3 million for the three months ended March 31, 1999 and 1998, respectively, an increase of $7.6 million or 8.3%. Empress Hammond's casino revenues increased $2.2 million or 3.9% to $57.6 million from $55.4 million due to an increase in win per passenger and the addition of the fourth deck in the second quarter of 1998. Empress Joliet's casino revenues increased $5.4 million or 15.0% to $41.3 million from $35.9 million primarily due to an increase in win per passenger.

Casino expenses totaled $51.2 million and $47.0 million for the three months ended March 31, 1999 and 1998, respectively, an increase of $4.2 million or 8.9%. Empress Hammond's casino expenses increased $1.6 million or 5.6% to $29.1 million from $27.5 million as a result of increased labor costs associated with operating the fourth deck and an increase in gaming and admission taxes on the increased casino revenues. Empress Joliet's casino expenses increased $2.6 million or 13.6% to $22.1 million from $19.5 million primarily due to increased gaming and admission taxes on the increase in casino revenues.

Income from operations totaled $23.4 million and $20.9 million for the three months ended March 31, 1999 and 1998, respectively, an increase of $2.5 million or 12.1%. Income from operations at Empress Hammond, before corporate and intercompany transactions, increased $0.3 million or 2.3% to $15.1 million from $14.8 million. Income from operations at Empress Joliet, before corporate and intercompany transactions, increased $2.5 million or 34.4% to $9.9 million from $7.4 million. Loss from operations of corporate increased $0.3 million or 28.9% to $1.6 million from $1.3 million.

Net interest expense for the three months ended March 31, 1999 totaled $5.2 million compared to $4.3 million for the three months ended March 31, 1998, an increase of $0.9 million or 20.8%. This increase was a result of the additional net interest expense associated with the refinancing and related Covenant Defeasance of the Company's debt.

Net income amounted to $18.1 million and $16.5 million for the three months ended March 31, 1999 and 1998, respectively. This increase in net income was due to the factors discussed above.

Earnings before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1999 totaled $28.9 million compared to $25.8 million for the three months ended March 31, 1998 an increase of $3.1 million or 12.1%. EBITDA from Empress Hammond, before corporate and intercompany transactions, increased by $1.0 million or 6.0% to $18.4 million from $17.4 million and Empress Joliet's EBITDA, before corporate and intercompany transactions, increased $2.2 million or 23.0% to $11.9 million from $9.7 million. Corporate EBITDA was a loss of $1.4 million and $1.3 million for the three months ended March 31, 1999 and 1998, respectively.

EBITDA is calculated by adding depreciation and amortization to income from operations.

The Company considers EBITDA to be a widely accepted financial indicator of a companies ability to service debt, fund capital expenditures and expand its business: however, EBITDA is not calculated the same way by all companies and does not represent cash flows from operations as defined by generally accepted accounting principles. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The EBITDA figure presented herein is calculated differently than for the purpose of the covenants under the Company's indenture governing its $150 million of the 8 1/8% Senior Subordinated Notes.

Liquidity and Capital Resources

For the three months ended March 31, 1999, the Company generated cash flow from operations of $30.4 million compared to $29.9 million for the three months ended March 31, 1998. This increase of $0.5 million was primarily attributable to an increase in net income offset by changes in operating assets and liabilities.

During the three months ended March 31, 1999, the Company contributed $1.2 million to an unrestricted subsidiary which holds a 50% ownership interest in a limited liability company. The limited liability company used the funds to acquire the remaining outstanding secured indebtedness of Sunflower Racing, Inc., the owner of the Woodlands Racetrack in Kansas City, Kansas. The limited liability company previously acquired a vast majority of the outstanding secured indebtedness of Sunflower Racing, Inc. in December 1998 using funds contributed by the Company of $9.2 million and acquired the Woodlands Racetrack with a bid pursuant to a proceeding under Chapter 7 of the U.S. Bankruptcy Code.

During the three months ended March 31, 1999, the Company's used cash of $5.6 million in investing activities. Proceeds from the sale of U.S. Treasuries amounted to $161.1 million. The sale proceeds and interest received on the U.S. Treasuries of $5.0 million were transferred to a restricted cash account on March 31, 1999. The restricted cash was used on April 1, 1999 to retire all of the $150 million of 10 3/4% Senior Notes. See also Note 3 to the interim consolidated financial statements.

During the three months ended March 31, 1999 and 1998, principal payments of borrowings were $9.5 million and $5.1 million, respectively.

During the three months ended March 31, 1999 and 1998, stockholder distributions totaled $12.0 million and $7.2 million, respectively. Of these distributions, $5.5 million and $5.1 million, respectively, was distributed to permit shareholders to pay federal and state income taxes.

As of March 31, 1999, the Company had $16.5 million outstanding under its $100 million revolving Credit Facility.

The Company's 1999 operating plan includes capital expenditures totaling $12.4 million. Capital improvements include the renovation of the interior of the Empress Hammond pavilion and the addition of a nightclub to the Empress Joliet pavilion.

The Company anticipates that cash on hand and cash flows from operations and the revolving Credit Facility will be sufficient to satisfy the Company's cash requirements as currently contemplated.

Year 2000

The Year 2000 or "Y2K" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a major system failure or miscalculations.

As part of the first phase of the Company's Year 2000 compliance program, the Company conducted an internal review of its computer systems to identify the systems that could be affected by the Year 2000 problem, including both "information technology" systems (such as software that processes financial and other information) and non-information technology. The Company is in the process of completing the second phase of its Year 2000 compliance program, which involves (1) the implementation of its existing remediation plan to resolve the Company's internal Year 2000 issues, (2) the identification of any potential Year 2000 issues with the Company's significant vendors and suppliers and (3) the evaluation of a contingency plan in the event that the Company or its significant vendors and suppliers are unable to adequately address Year 2000 issues in time. The Company has a September 1999 target date to complete its implementation efforts.

The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's internal computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 problem may have a material adverse impact on the operations of the Company. In addition, in the event that any of the Company's significant vendors and suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company estimates it will incur less than $300,000 in expenses to ensure all systems will function properly with respect to dates in the year 2000. These expenses are not expected to have a material impact on the financial position, results of operations or liquidity of the Company.

This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk--Interest Rate Sensitivity

The market risk inherent in the Company's financial instruments is the potential loss in fair value arising from the adverse changes in interest rates. Currently, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes as the vast majority of the Company's indebtedness is financed at fixed rates. At March 31, 1999, the carrying amount of the Company's long-term debt instruments approximated their fair value.

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          None

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

2.7 First Amendment to Agreement and Plan of Merger, dated as of March 25, 1999, by and among the Company, Empress Hammond, Empress Joliet and Horseshoe Gaming, L.L.C., a Delaware limited liability company ("Horseshoe"), Horseshoe Gaming (Midwest), Inc., a Delaware corporation ("Horseshoe Midwest"), Empress Acquisition Illinois, Inc., a Delaware corporation ("Empress Illinois"), Empress Acquisition Indiana, Inc., a Delaware corporation ("Empress Indiana"), incorporated by reference to
     Exhibit 2.7 of the Company's Annual Report on Form 10-K, filed March 31, 1999.

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

10.11 Lease by and between the City of Hammond, Department of Redevelopment and Empress Hammond, dated as of June 19, 1996, incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

10.12 License Agreement by and between Hammond Port Authority and Empress Hammond, dated as of June 21, 1996, incorporated by reference to Exhibit
        10.12 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

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

10.25 Employment Agreement dated March 12, 1998 between Empress Hammond and Rick S. Mazer, incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-4, filed July 31, 1998.

10.26 Employment Agreement dated as of January, 1999, between Peter A. Ferro, Jr. and Horseshoe Gaming, Inc., incorporated by reference to Exhibit
        10.24 of the Company's Annual Report on Form 10-K, filed March 31, 1998.

10.27 Employment Agreement dated as of January, 1999, between Joseph J. Canfora and Horseshoe Gaming, Inc., incorporated by reference to Exhibit
        10.25 of the Company's Annual Report on Form 10-K, filed March 31, 1998.

27.1    Financial Data Schedule.

(b)     Reports on Form 8-K

  No reports of Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Empress Entertainment, Inc.
                                         (Issuer)
Dated: April 30, 1999

                                         /s/ John G. Costello
                                         --------------------
                                         By: John G. Costello, Vice President,
                                         Chief Financial Officer & Treasurer
                                         (Principal Financial Officer)


Empress Casino Hammond Corporation
(Issuer)
--------

/s/ John G. Costello
--------------------
By: John G. Costello
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)


Empress Casino Joliet Corporation
(Issuer)

/s/ John G. Costello
--------------------
By: John G. Costello
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)


Empress River Casino Finance Corporation
(Issuer)

/s/ John G. Costello
--------------------
By: John G. Costello
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)


Hammond Residential, L.L.C.
(Issuer)

/s/ John G. Costello
--------------------
By: John G. Costello
Vice President Chief Financial Officer & Treasurer
(Principal Financial Officer)