Form 10-Q
period 1999-06-30
EMPRESS ENTERTAINMENT INC; EMPRESS RIVER CASINO FINANCE CORP; EMPRESS CASINO HAMMOND CORP; EMPRESS CASINO JOLIET CORP; HAMMOND RESIDENTIAL LLC
filed 1999-08-16
CIK 1066974, 918648, 1067375, 1067377, 1067382

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1999

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
              HAMMOND RESIDENTIAL, L.L.C. ("HAMMOND RESIDENTIAL")
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                     36-3932031
                    Indiana                      36-3865868
                    Illinois                     36-3740765
                    Delaware                     36-3929804
                    Indiana                         --
        -------------------------------      -------------------
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)       Identification No.)



             2300 Empress Drive, Joliet, Illinois           60436
           ----------------------------------------       ---------
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
Yes    X     No
     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Company: Voting Common Stock, $0.01 Par Value - 1,745.330 Shares as of August
1, 1999; Non-Voting, Common Stock, $0.01 Par Value - 164.035 Shares as of August 1, 1999

Empress Hammond: Common Stock, No Par Value - 1,000 Shares as of August 1, 1999

Empress Joliet: Common Stock, No Par Value - 1,000 Shares as of August 1, 1999

Empress Finance: Common Stock, $0.01 Par Value - 1,000 Shares as of August 1,
1999

Hammond Residential: 100% Interest

                          EMPRESS ENTERTAINMENT, INC.
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             Page

     Item 1.  Financial Statements                                           3

     Item 2.  Management's Discussion and Analysis of

                    Financial Condition and Results of Operations           11

     Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                             14

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders           15

     Item 6.  Exhibits and Reports on Form 8-K                              15

                     EMPRESS ENTERTAINMENT, INC.

                     CONSOLIDATED BALANCE SHEETS
                 (In Thousands Except Share Amounts)

                                                                             June 30,        December 31,
                                                                               1999              1998
                                                                            -----------      ------------
Assets                                                                      (Unaudited)
Current assets:
      Cash and cash equivalents                                               $ 39,747         $ 33,555
      Accounts receivable, less allowance for doubtful
         accounts of $2,155 and $2,235, respectively                             3,719            2,908
      Other current assets                                                       3,695            3,099
      US Treasuries held for defeasance including accrued
         interest and unamortized premium                                            -          163,933
                                                                              --------         --------
                 Total current assets                                           47,161          203,495

Property and equipment, net                                                    190,594          193,809

Other assets, net                                                               30,797           29,509
                                                                              --------         --------
                 Total assets                                                 $268,552         $426,813
                                                                              ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                        $  5,630         $  4,289
      Accrued payroll and related expenses                                       8,697            6,802
      Interest payable                                                           6,118           10,799
      Other accrued liabilities                                                 19,066           11,573
      Current portion of long-term debt                                              -          150,000
                                                                              --------         --------
                 Total current liabilities                                      39,511          183,463

Long-term debt                                                                 166,500          176,000

Commitments and contingencies

Stockholders' equity:
      Common stock; $.01 par value; 6,000 shares authorized;
          1,909,364 shares issued and outstanding                                    -                -
      Treasury stock; 17,381 shares, held at cost                               (4,667)          (4,667)
      Additional paid-in capital                                                16,548           16,548
      Retained earnings                                                         50,660           55,469
                                                                              --------         --------
            Total stockholders' equity                                          62,541           67,350
                                                                              --------         --------

                 Total liabilities and stockholders' equity                   $268,552         $426,813
                                                                              ========         ========

 The accompanying footnotes are an integral part of these financial statements.

                          EMPRESS ENTERTAINMENT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands)


                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------    --------------------------
                                                          1999             1998          1999             1998
                                                        --------          -------      --------         -------
                                                               (Unaudited)                    (Unaudited)
Revenues:
    Casino                                              $105,998          $90,253      $204,891         $181,591
    Food and beverage                                      7,523            6,307        14,718           12,699
    Hotel, parking, retail and other                       1,933            1,744         3,765            3,346
                                                        --------          -------      --------         --------
    Gross revenues                                       115,454           98,304       223,374          197,636
    Less: promotional allowances                          (3,224)          (2,459)       (6,551)          (4,929)
                                                        --------          -------      --------         --------
        Net revenues                                     112,230           95,845       216,823          192,707

Operating expenses:
    Casino                                                54,500           46,653       105,699           93,656
    Food and beverage                                      7,538            6,152        14,080           12,493
    Hotel, parking and retail                              1,272              942         2,562            1,862
    Sales, general and administrative                     10,685           11,451        20,724           22,241
    Other operating                                        5,219            4,957        10,403            9,881
    Corporate                                              1,737            1,285         3,167            2,567
    Pre-opening                                            1,461                -         1,461                -
    Depreciation and amortization                          4,967            5,044        10,438            9,912
                                                        --------          -------      --------         --------
                                                          87,379           76,484       168,534          152,612
                                                        --------          -------      --------         --------

Income from operations                                    24,851           19,361        48,289           40,095

Other income (expense):
    Interest income                                          198            1,000         2,493            1,982
    Interest expense                                      (3,444)          (5,406)      (10,955)         (10,530)
                                                        --------          -------      --------         --------
Income before state income taxes
  and extraordinary loss                                  21,605           14,955        39,827           31,547

Provision for state income taxes                             210              110           349              194
                                                        --------          -------      --------         --------
Net income before extraordinary loss                      21,395           14,845        39,478           31,353

Extraordinary loss on early extinguishment of debt        10,203                -        10,203                -
                                                        --------          -------      --------         --------
Net income                                              $ 11,192          $14,845      $ 29,275         $ 31,353
                                                        ========          =======      ========         ========

The accompanying footnotes are an integral part of these financial statements.

                          EMPRESS ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1999            1998
                                                       --------       ----------
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                           $ 29,275       $  31,354
  Adjustments to reconcile net income to cash
  provided by operating activities
    Depreciation and amortization                        10,438           9,912
    Extraordinary loss                                   10,203               -
    Other                                                   297             350
    Change in operating assets and liabilities:
      Accounts receivable                                  (811)           (808)
      Other current assets                                 (596)            552
      Accounts payable                                    1,341           5,509
      Accrued payroll and related expenses                1,895             423
      Interest payable                                   (4,681)            422
      Other accrued liabilities                           7,493           3,952
                                                       --------       ---------
Net cash provided by operating activities                54,854          51,667
                                                       --------       ---------

Cash flows from investing activities:
  Purchase of investments                                (1,200)       (185,948)
  Proceeds from sale of investments                     161,099          30,970
  Decrease in interest receivable on investments          2,538               -
  Purchase of property and equipment                     (6,552)        (16,566)
  Increase in other assets                               (2,893)         (1,027)
                                                       --------       ---------
Net cash provided by (used in) investing activities     152,992        (172,571)
                                                       --------       ---------

Cash flows from financing activities:
  Proceeds from borrowings                                9,000         160,000
  Payments on borrowings                               (168,500)        (58,524)
  Payment of premium on early extinguishment of debt     (8,070)              -
  Payment of financing costs                                  -          (6,429)
  Stockholder distributions                             (34,084)        (25,683)
                                                       --------       ---------
Net cash provided by (used in) financing activities    (201,654)         69,364
                                                       --------       ---------

Net increase (decrease) in cash and cash equivalents      6,192         (51,540)

Cash and cash equivalents, beginning of period           33,555          73,257
                                                       --------       ---------
Cash and cash equivalents, end of period               $ 39,747       $  21,717
                                                       ========       =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                        $ 15,636        $ 10,084
  Income taxes paid                                    $    400        $    251

 The accompanying footnotes are an integral part of these financial statements.

                          EMPRESS ENTERTAINMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In Thousands)
                                  (unaudited)


                                                                            Additional                             Total
                                           Common          Treasury          Paid-in           Retained         Stockholders'
                                           Stock            Stock            Capital           Earnings            Equity
                                        ------------     ------------      ------------      ------------      --------------
Balance December 31, 1996                 $    -           $     -          $ 16,548          $  33,064          $  49,612
Net income                                     -                 -                -              46,304             46,304
Cash distributions to stockholders             -                 -                -             (40,057)           (40,057)
                                        ------------     ------------      ------------      ------------      --------------
Balance December 31, 1997                      -                 -            16,548             39,311             55,859
Net income                                     -                 -                -              61,326             61,326
Purchase of stock for treasury                 -             (4,667)              -                  -              (4,667)
Cash distributions to stockholders             -                 -                -             (45,168)           (45,168)
                                        ------------     ------------      ------------      ------------      --------------
Balance December 31, 1998                      -             (4,667)          16,548             55,469             67,350
Net income                                     -                 -                -              29,275             29,275
Cash distributions to stockholders             -                 -                -             (34,084)           (34,084)
                                        ------------     ------------      ------------      ------------      --------------
Balance June 30, 1999                     $    -           $ (4,667)       $  16,548          $  50,660        $    62,541
                                        ============     ============      ============      =============     ==============

The accompanying footnotes are an integral part of these financial statements.

                          EMPRESS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999 (Unaudited)


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements of Empress Entertainment, Inc. ("the Company") include the accounts of its wholly owned subsidiaries, Empress Casino Joliet Corporation ("Empress Joliet") incorporated on December 26, 1990, Empress Casino Hammond Corporation ("Empress Hammond") incorporated on November 25, 1992, Empress River Casino Finance Corporation ("Empress Finance") incorporated on January 7, 1994, and Empress Opportunities, Inc. ("Empress Opportunities") incorporated on July 14, 1998. Empress Finance was formed to issue $150 million 10 3/4% Senior Notes (the "Senior Notes") due 2002, all of which were redeemed on April 1, 1999. All significant intercompany transactions have been eliminated.

     The Company is engaged in the business of providing riverboat gaming and related entertainment to the public. Empress Joliet was granted a three year operating license from the Illinois Gaming Board on July 9, 1992, which was renewed in June 1999 for a one year period through June, 2000, to operate the Empress I and Empress II riverboat casinos located on the Des Plaines River in Joliet, Illinois. Empress Hammond was granted a five-year operating license, with annual renewals thereafter, from the Indiana Gaming Commission on June 21, 1996 to operate the Empress III riverboat casino located on Lake Michigan in Hammond, Indiana. Empress III commenced operations on June 28, 1996. The majority of the Company's customers reside in the Chicago metropolitan area.

     Empress Opportunities was formed as an unrestricted subsidiary to serve as a holding company, under which the Company is pursuing certain business opportunities other than the Company's gaming operations in Joliet, Illinois and Hammond, Indiana. Empress Racing, Inc. ("Empress Racing") was formed as an unrestricted subsidiary of Empress Opportunities to hold a 50% ownership interest in Kansas Racing, LLC, which acquired the Woodlands Racetrack in Kansas City, Kansas on December 31, 1998 in an auction pursuant to a proceeding under Chapter 7 of the U.S. Bankruptcy Code.

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

2.   Plan of Merger

     On September 2, 1998, as amended on March 25, 1999 and July 23, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Horseshoe Gaming (Midwest), Inc. and certain of its affiliates ("Horseshoe Midwest"). The Merger Agreement if consummated, would result in the acquisition by Horseshoe Midwest of all of the outstanding stock of Empress Hammond and Empress Joliet via two simultaneous merger transactions (the "Proposed Mergers"). The Proposed Mergers require regulatory approval from the Indiana Gaming Commission and the Illinois Gaming Board and closing on or before December 1, 1999.

     Consummation of the Merger Agreement constitutes a "Change of Control" under the Indenture, dated as of June 18, 1998, by and among the Company, the Guarantors named therein and U.S. Bank Trust National Association, as Trustee, (the "Indenture") and will trigger Horseshoe Midwest's obligation to make an irrevocable offer to purchase an aggregate of up to $150 million principal amount of its 8 1/8% Senior Subordinated Notes due 2006 (the "Notes") (the "Change of Control Offer") at a cash price equal to 101% of the principal amount plus accrued and unpaid interest. Holders of the Notes will have the option of tendering all or any portion of their Notes for redemption, or they may retain the Notes. The Company and Horseshoe
     Midwest intend to comply with the provisions of the Indenture. The Change of Control Offer must commence within 10 business days following the consummation of the transactions contemplated by the Merger Agreement and must remain open for at least 20 business days. Horseshoe Midwest must complete the repurchase of any Notes tendered in response to the Change of Control Offer no more than 30 business days after the consummation of the transactions as contemplated in the Merger Agreement.

3.   Early Retirement of Debt

     In June 1998, the Company irrevocably deposited $167.2 million (the "Covenant Defeasance") for the purpose of effecting the redemption of all of the Company's Senior Notes. On February 10, 1999, the Trustee sent out a Notice of Redemption to the holders of the Senior Notes announcing the redemption of such Senior Notes. On April 1, 1999, the Company redeemed all its $150 million Senior Notes, thus fulfilling all of its obligations related to the Senior Notes. The Company recognized an extraordinary loss of $10.2 million in the second quarter of fiscal 1999 due to this early retirement of debt, representing the premium paid on early retirement and the write off of unamortized deferred financing costs.

4.   Subsidiary Guarantors

     In conjunction with the Covenant Defeasance, the Company issued $150 million 8 1/8% Senior Subordinated Notes (the "Notes"). The Notes are jointly, severally and unconditionally guaranteed on an unsecured senior subordinated basis by all existing and future Restricted Subsidiaries.

     The following tables present summarized balance sheet information of the Company as of June 30, 1999 and December 31, 1998 and summarized statement of income information for the three and six months ended June 30, 1999 and 1998. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's restricted subsidiaries, all of which are wholly owned by the parent company, and the column labeled "Non-Guarantors" represents the unrestricted subsidiaries.

The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

Summarized balance sheet information as of June 30, 1999 and December 31, 1998 is as follows:


                                                                           June 30, 1999
                                 --------------------------------------------------------------------------------------------------
                                                        Restricted         Unrestricted
                                      Parent           Subsidiaries        Subsidiaries
                                     Company           (Guarantors)      (Non-Guarantors)       Eliminations        Consolidated
                                 ----------------   ------------------   -----------------   ------------------   -----------------
Assets:
     Current assets              $          7,341   $           39,830    $           -      $              -     $          47,161
     Non-current assets                   166,673              210,151              10,927             (166,360)            221,391
                                 ----------------   ------------------    ----------------   ------------------   -----------------
                                 $        174,014   $          249,071    $         10,927   $         (166,360)  $         268,552
                                 ================   ==================    ================   ==================   =================
Liabilities and Equity:
     Current liabilities         $          7,435   $           32,076    $            -     $              -     $          39,511
     Non-current liabilities              168,469              150,569              11,131              (163,669)           166,500
     Stockholders' equity                  (1,890)              67,326                (204)               (2,691)            62,541
                                 ----------------   ------------------   -----------------   -------------------  -----------------
                                 $        171,014   $          249,971    $         10,927   $          (166,360) $         268,552
                                 ================   ==================    ================   ===================  =================


                                                                           December 31, 1998
                                 --------------------------------------------------------------------------------------------------
                                                        Restricted         Unrestricted
                                      Parent           Subsidiaries        Subsidiaries
                                     Company           (Guarantors)      (Non-Guarantors)       Eliminations        Consolidated
                                 ----------------   ------------------   -----------------   ------------------   -----------------

Assets:
     Current assets              $          6,722   $          196,773    $           -      $              -     $         203,495
     Non-current assets                   163,881              216,521               9,334             (166,418)            223,318
                                 ----------------   ------------------    ----------------   ------------------   -----------------
                                 $        170,603   $          413,294    $          9,334   $         (166,418)  $         426,813
                                 ================   ==================    ================   ==================   =================
Liabilities and Equity:
     Current liabilities         $          7,132   $          176,331    $            -     $              -     $         183,463
     Non-current liabilities              177,671              152,518               9,538              (163,727)           176,000
     Stockholders' equity                 (14,200)              84,445                (204)               (2,691)            67,350
                                 ----------------   ------------------   -----------------   -------------------  -----------------
                                 $        170,603   $          413,294    $          9,334   $          (166,418) $         426,813
                                 ================   ==================    ================   ===================  =================

Summarized statement of income information for the three months ended June 30, 1999 and 1998 is as follows:


                                                                Three Months Ended June 30, 1999
                                 --------------------------------------------------------------------------------------------------
                                                        Restricted         Unrestricted
                                      Parent           Subsidiaries        Subsidiaries
                                     Company           (Guarantors)      (Non-Guarantors)       Eliminations        Consolidated
                                 ----------------   ------------------   -----------------   ------------------   -----------------
Net revenues                     $          1,500   $          112,230    $           -      $          (1,500)   $         112,230
Costs and expenses                          1,784               87,095                -                 (1,500)              87,379
Net interest expense                          405                2,841                -                     -                 3,246
Net income (loss)                            (689)              11,881                -                     -                11,192



                                                                Three Months Ended June 30, 1998
                                 --------------------------------------------------------------------------------------------------
                                                        Restricted         Unrestricted
                                      Parent           Subsidiaries        Subsidiaries
                                     Company           (Guarantors)      (Non-Guarantors)       Eliminations        Consolidated
                                 ----------------   ------------------   -----------------   ------------------   -----------------

Net revenues                     $            -     $           95,845    $           -      $             -      $          95,845
Costs and expenses                          1,285               75,199                -                    -                 76,484
Net interest expense                          -                  4,406                -                    -                  4,406
Net income (loss)                          (1,285)              16,130                -                    -                 14,845


     Summarized statement of income information for the six months ended June 30, 1999 and 1998 is as follows:

                                                   Six Months Ended June 30, 1999
                              ---------------------------------------------------------------------------
                                           Restricted       Unrestricted
                               Parent     Subsidiaries      Subsidiaries
                               Company    (Guarantors)    (Non-Guarantors)   Eliminations    Consolidated
                              --------    -----------     ----------------   ------------    ------------
Net revenues                  $  3,000     $  216,823          $        -    $   (3,000)        $216,823
Cost and expenses                3,259        168,275                   -        (3,000)         168,534
Net interest expense               846          7,616                   -             -            8,462
Net income (loss)               (1,105)        30,380                   -             -           29,275

                                                   Six      Months Ended June 30, 1998
                              ---------------------------------------------------------------------------
                                           Restricted       Unrestricted
                               Parent     Subsidiaries      Subsidiaries
                               Company    (Guarantors)    (Non-Guarantors)   Eliminations    Consolidated
                              --------    -----------     ----------------   ------------    ------------
Net revenues                  $      -     $  192,707          $        -    $        -         $192,707
Cost and expenses                2,567        150,045                   -             -          152,612
Net interest expense                 -          8,548                   -             -            8,548
Net income (loss)               (2,567)        33,920                   -             -           31,353

5.   Commitments and Contingencies

     In August 1999 the Company executed two amendments to its Development Agreement concerning its financial commitments with the City of Hammond, Indiana.

     The first amendment requires the Company to satisfy its $10.0 million commercial commitment as follows:

     . The payment of $0.5 million for the purchase of property in the City of Hammond, which was consummated in June 1999;
     . A cash grant of $3.0 million to the City of Hammond for the City's unrestricted use in one or more public projects, which was paid subsequent to June 30, 1999;
     . The purchase of $3.0 million in revenue bond anticipation notes, which must be repaid to the Company by December 31, 2007. $2.0 million of revenue bond anticipation notes were purchased in June, 1999 and $1.0 million were purchased in August, 1999;
     . The expenditure of $2.5 million for the development of retail or commercial facilities to be made by December 31, 2005; and
     . The expenditure of $1.0 million for parking facilities and for the acquisition of the hotel parcel.

     The second amendment addresses the Company's commitment to construct a $10.0 million hotel in the City of Hammond. The second amendment requires the Company to commence construction of the hotel facilities on or before August 1, 2000 and to diligently pursue its completion.

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net revenues for the three months ended June 30, 1999 totaled $112.2 million compared to $95.8 million for the three months ended June 30, 1998, an increase of $16.4 million or 17.1%. The increase in net revenues was primarily attributable to increased casino revenues. Empress Hammond's net revenues increased $5.3 million or 9.2% to $63.0 million from $57.7 million and Empress Joliet's net revenues increased $11.1 million or 29.1% to $49.2 million from $38.1 million.

Casino revenues totaled $106.0 million and $90.3 million for the three months ended June 30, 1999 and 1998, respectively, an increase of $15.7 million or 17.4%. Empress Hammond's casino revenues increased $5.4 million or 9.8% to $60.0 million from $54.6 million due to an increase in win per passenger and the addition of the fourth deck in the second quarter of 1998. Empress Joliet's casino revenues increased $10.3 million or 28.9% to $46.0 million from $35.7 million primarily due to an increase in win per passenger.

Casino expenses totaled $54.5 million and $46.7 million for the three months ended June 30, 1999 and 1998, respectively, an increase of $7.8 million or 16.7%. Empress Hammond's casino expenses increased $2.7 million or 9.8% to $30.3 million from $27.6 million primarily due to an increase in gaming and admission taxes on the increased casino revenues. Empress Joliet's casino expenses increased $5.1 million or 26.7% to $24.2 million from $19.1 million primarily due to increased gaming and admission taxes on the increase in casino revenues.

Pre-opening expenses totaled $1.5 million for the three months ended June 30, 1999 related to the opening of Club Chameleon nightclub at Empress Joliet. The nightclub was opened on June 23, 1999.

Income from operations totaled $24.9 million and $19.4 million for the three months ended June 30, 1999 and 1998, respectively, an increase of $5.5 million or 28.3%. Income from operations at Empress Hammond, before corporate and intercompany transactions, increased $2.7 million or 20.1% to $16.1 million from $13.4 million. Income from operations at Empress Joliet, before corporate and intercompany transactions, increased $3.3 million or 45.2% to $10.6 million from $7.3 million. Corporate costs and expenses totaled $1.8 million and $1.3 million for the three months ended June 30, 1999 and 1998, respectively.

Net interest expense for the three months ended June 30, 1999 totaled $3.2 million compared to $4.4 million for the three months ended June 30, 1998, a decrease of $1.2 million or 27.3%. This decrease was a result of reduced net interest expense associated with the refinancing and related Covenant Defeasance of the Company's debt during the second quarter of 1998.

The Company recognized an extraordinary loss of $10.2 million on the early extinguishment of debt during the three months ended June 30, 1999. The loss was comprised of the call premium on the extinguished debt of $8.1 million and the write off of unamortized loan costs of $2.1 million.

Net income amounted to $11.2 million and $14.8 million for the three months ended June 30, 1999 and 1998, respectively. This decrease in net income was due to the factors discussed above.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net revenues for the six months ended June 30, 1999 totaled $216.8 million compared to $192.7 million for the six months ended June 30, 1998, an increase of $24.1 million or 12.5%. The increase in net revenues was primarily attributable to increased casino revenues. Empress Hammond's net revenues increased $7.3 million or 6.3% to $123.5 million from $116.2 million and Empress Joliet's net revenues increased $16.8 million or 22.0% to $93.3 million from $76.5 million.

Casino revenues totaled $204.9 million and $181.6 million for the six months ended June 30, 1999 and 1998, respectively, an increase of $23.3 million or 12.8%. Empress Hammond's casino revenues increased $7.5 million or 6.8% to $117.5 million from $110.0 million due to an increase in win per passenger and the addition of the fourth deck in the second quarter of 1998. Empress Joliet's casino revenues increased $15.8 million or 22.0% to $87.4 million from $71.6 million primarily due to an increase in win per passenger.

Casino expenses totaled $105.7 million and $93.7 million for the six months ended June 30, 1999 and 1998, respectively, an increase of $12.0 million or 12.8%. Empress Hammond's casino expenses increased $4.3 million or 7.8% to $59.3 million from $55.0 million primarily due to an increase in gaming and admission taxes on the increased casino revenues. Empress Joliet's casino expenses increased $7.7 million or 19.9% to $46.4 million from $38.7 million primarily due to increased gaming and admission taxes on the increase in casino revenues.

Pre-opening expenses totaled $1.5 million for the six months ended June 30, 1999 related to the opening of Club Chameleon nightclub at Empress Joilet. The nightclub was opened on June 23, 1999.

Income from operations totaled $48.3 million and $40.1 million for the six months ended June 30, 1999 and 1998, respectively, an increase of $8.2 million or 20.4%. Income from operations at Empress Hammond, before corporate and intercompany transactions, increased $3.1 million or 11.0% to $31.2 million from $28.1 million. Income from operations at Empress Joliet, before corporate and intercompany transactions, increased $5.9 million or 40.4% to $20.5 million from $14.6 million. Corporate costs and expenses totaled $3.4 million and $2.6 million for the six months ended June 30, 1999 and 1998, respectively.

Net interest expense for the six months ended June 30, 1999 totaled $8.5 million compared to $8.6 million for the six months ended June 30, 1998, a decrease of $0.1 million or 1.2%. This decrease was a result of reduced net interest expense associated with the refinancing and related Covenant Defeasance of the Company's debt during the second quarter of 1998.

The Company recognized an extraordinary loss of $10.2 million on the early extinguishment of debt during the six months ended June 30, 1999. The loss was comprised of the call premium on the extinguished debt of $8.1 million and the write off of unamortized loan costs of $2.1 million.

Net income amounted to $29.3 million and $31.4 million for the six months ended June 30, 1999 and 1998, respectively. This decrease in net income was due to the factors discussed above.


Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization and pre-opening expenses ("EBITDA") for the three months ended June 30, 1999 totaled
$31.3 million compared to $24.4 million for the three months ended June 30, 1998 an increase of $6.9 million or 28.3%. EBITDA from Empress Hammond, before corporate and intercompany transactions, increased by $2.9 million or 17.7% to $19.3 million from $16.4 million and Empress Joliet's EBITDA, before pre-opening expenses and corporate and intercompany transactions, increased $4.4 million or 47.3% to $13.7 million from $9.3 million. Corporate expenses amounted to $1.7 million and $1.3 million for the three months ended June 30, 1999 and 1998, respectively.

Earnings before interest, taxes, depreciation and amortization and pre-opening expenses ("EBITDA") for the six months ended June 30, 1999 totaled $60.2 million compared to $50.0 million for the six months ended June 30, 1998 an increase of
10.2 million or 20.4%. EBITDA from Empress Hammond, before corporate and intercompany transactions, increased by $4.1 million or 12.1% to $37.8 million from $33.7 million and Empress Joliet's EBITDA, before pre-opening expenses and corporate and intercompany transactions, increased $6.7 million or 35.4% to $25.6 million from $18.9 million. Corporate expenses amounted to $3.2 million and $2.6 million for the six months ended June 30, 1999 and 1998, respectively.

EBITDA is calculated by adding depreciation and amortization and pre-opening expenses to income from operations.

The Company considers EBITDA to be a widely accepted financial indicator of a companies ability to service debt, fund capital expenditures and expand its business: however, EBITDA is not calculated the same way by all companies and does not represent cash flows from operations as defined by generally accepted accounting principles. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The calculation of EBITDA presented herein is calculated differently than for the purpose of the covenants under the Company's indenture governing its $150 million of 8 1/8% Senior Subordinated Notes.

Liquidity and Capital Resources

For the six months ended June 30, 1999, the Company generated cash flow from operations of $54.9 million compared to $51.7 million for the six months ended June 30, 1998. This increase of $3.2 million was primarily attributable to an increase in net income before the extraordinary loss partially offset by changes in operating assets and liabilities.

During the six months ended June 30, 1999, the Company contributed $1.2 million to Empress Racing, Inc., which holds a 50% ownership interest in a Kansas Racing, L.L.C. Kansas Racing, L.L.C. used the funds to acquire the remaining 15% of outstanding secured indebtedness of Sunflower Racing, Inc., the owner of the Woodlands Racetrack in Kansas City, Kansas. Kansas Racing, L.L.C. previously acquired 85% of the outstanding secured indebtedness of Sunflower Racing, Inc. in December 1998 using in part funds contributed by the Company of $9.2 million to acquire the Woodlands Racetrack pursuant to a proceeding under Chapter 7 of the U.S. Bankruptcy Code.

During the six months ended June 30, 1999, the Company received cash of $153.0 million from investing activities. Proceeds from the sale of U.S. Treasuries amounted to $161.1 million. The sale proceeds and interest received on the U.S. Treasuries of $5.0 million were transferred to the restricted cash account on March 31, 1999. The restricted cash was used on April 1, 1999 to retire all of the $150 million of 10 3/4% Senior Notes including the call premium and accrued interest.

During the six months ended June 30, 1999 and 1998, stockholder distributions totaled $34.1 million and $25.7 million, respectively. Of these distributions, $20.6 million and $22.2 million, respectively, was distributed to shareholders for payment of federal and state income taxes.

As of June 30, 1999, the Company had $16.5 million outstanding under its $100 million revolving Credit Facility.

The Company's 1999 operating plan includes capital expenditures totaling $12.4 million. Capital improvements include the recently completed renovation of the interior of the Empress Hammond pavilion and the addition of the Club Chameleon nightclub to the Empress Joliet pavilion. The nightclub was opened on June 23, 1999 and the pre-opening expenses totaling $1.5 million were expensed in the second quarter.

On June 25, 1999, Illinois Governor George Ryan signed into law Senate Bill 1017 permitting Illinois casino riverboats to discontinue cruising and allowing gaming while the boats remain dockside. On June 26, 1999, Empress Joliet received approval from the Illinois Gaming Board to operate the Empress I and Empress II dockside. Empress Joliet subsequently began and continues to explore alternative facilities related to dockside gaming. The scope and costs of any project have not been determined. Any project will require the appropriate regulatory approvals including the Illinois Gaming Board.

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

The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's internal computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 problem may have a material adverse impact on the operations of the Company. In addition, in the event that any of the Company's significant vendors and suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company estimates it will incur less than $400,000 in expenses to ensure all systems will function properly with respect to dates in the year 2000. These expenses are not expected to have a material impact on the financial position, results of operations or liquidity of the Company.

This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk-Interest Rate Sensitivity

     The market risk inherent in the Company's financial instruments is the potential loss in fair value arising from the adverse changes in interest rates. Currently, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes as the vast majority of the Company's indebtedness is financed at fixed rates. At June 30, 1999, the carrying amount of the Company's long-term debt instruments approximated fair value.

Part II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: Unless otherwise noted, the following exhibits are incorporated by reference into this Report:


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

2.8* Second Amendment to Agreement and Plan of Merger, dated as of July 23, 1999, by and among the Company, Empress Hammond, Empress Joliet and Horseshoe Gaming, L.L.C., a Delaware limited liability company ("Horseshoe"), Horseshoe Gaming (Midwest), Inc., a Delaware corporation ("Horseshoe Midwest"), Empress Acquisition Illinois, Inc., a Delaware corporation ("Empress Illinois"), Empress Acquisition Indiana, Inc., a Delaware corporation ("Empress Indiana").

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

10.26 Employment Agreement dated as of January, 1999, between Peter A. Ferro, Jr. and Horseshoe Gaming, Inc., incorporated by reference to Exhibit
       10.24 of the Company's Annual Report on Form 10-K, filed March 31, 1999.

10.27 Employment Agreement dated as of January, 1999, between Joseph J. Canfora and Horseshoe Gaming, Inc., incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K, filed March 31, 1999.

10.28* Consulting Agreement, dated as of July 23, 1999, by and between the Company and Horseshoe Gaming, L.L.C.

27.1*  Financial Data Schedule.


(b)    Reports on Form 8-K

   No reports of Form 8-K were filed during the period covered by this report.


* Copy of exhibit filed with this report of Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Empress Entertainment, Inc.
                                         (Issuer)
Dated: August 16, 1999

                                         s/s John G. Costello
                                         --------------------
                                         By: John G. Costello, Vice President,
                                         Chief Financial Officer & Treasurer
                                         (Principal Financial Officer)


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