Form 10-Q
period 1999-09-30
EMPRESS ENTERTAINMENT INC; EMPRESS RIVER CASINO FINANCE CORP; EMPRESS CASINO HAMMOND CORP; EMPRESS CASINO JOLIET CORP; HAMMOND RESIDENTIAL LLC
filed 1999-11-15
CIK 1066974, 918648, 1067375, 1067377, 1067382

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1999

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
              HAMMOND RESIDENTIAL, L.L.C. ("HAMMOND RESIDENTIAL")
                  -------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                36-3932031
                      Indiana                 36-3865868
                      Illinois                36-3740765
                      Delaware                36-3929804
                      Indiana                   --

       --------------------------          -----------------
        (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)          Identification No.)



               2300 Empress Drive, Joliet, Illinois        60436
           ----------------------------------------       ----------
           (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code  (815) 744-9400

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

Company:  Voting Common Stock, $0.01 Par Value - 1,745.330 Shares as of
November 10, 1999; Non-Voting, Common Stock, $0.01 Par Value - 164.035 Shares as of November 10, 1999

Empress Hammond: Common Stock, No Par Value - 1,000 Shares as of
November 10, 1999

Empress Joliet: Common Stock, No Par Value - 1,000 Shares as of
November 10, 1999

Empress Finance: Common Stock, $0.01 Par Value - 1,000 Shares as of November 10, 1999

Hammond Residential: 100% Interest

                          EMPRESS ENTERTAINMENT, INC.
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
     Item 1.   Financial Statements                                           3

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     11

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk    14

PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders           14

     Item 6.   Exhibits and Reports on Form 8-K                              15

                          EMPRESS ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Share Amounts)

                                                                      September 30,   December 31,
                                                                           1999           1998
                                                                      -------------   ------------
Assets                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                           $ 35,794       $ 33,555
     Accounts receivable, less allowance for doubtful
       accounts of $2,657 and $2,235, respectively                          3,651          2,908
     Other current assets                                                   4,818          3,099
     US Treasuries held for defeasance including accrued
       interest and unamortized premium                                         -        163,933
                                                                         --------       --------
                Total current assets                                       44,263        203,495

Property and equipment, net                                               189,859        193,809

Other assets, net                                                          34,217         29,509
                                                                         --------       --------
                Total assets                                             $268,339       $426,813
                                                                         ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                    $  5,019       $  4,289
     Accrued payroll and related expenses                                   7,625          6,802
     Interest payable                                                       3,085         10,799
     Other accrued liabilities                                             17,304         11,573
     Current portion of long-term debt                                          -        150,000
                                                                         --------       --------
                Total current liabilities                                  33,033        183,463

Long-term debt                                                            165,000        176,000

Commitments and contingencies

Stockholders' equity:
     Common stock; $.01 par value; 6,000 shares authorized;
        1,909.364 shares issued and outstanding                                 -              -
     Treasury stock; 17.381 shares, held at cost                           (4,667)        (4,667)
     Additional paid-in capital                                            16,548         16,548
     Retained earnings                                                     58,425         55,469
                                                                         --------       --------
        Total stockholders' equity                                         70,306         67,350
                                                                         --------       --------
             Total liabilities and stockholders' equity                  $268,339       $426,813
                                                                         ========       ========

 The accompanying footnotes are an integral part of these financial statements

                          EMPRESS ENTERTAINMENT, INC

                       CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands)

                                                Three Months Ended September 30,              Nine Months Ended September 30,
                                               ---------------------------------            ---------------------------------
                                                   1999                 1998                  1999                  1998
                                               ----------             ---------             --------              ---------
                                                         (Unaudited)                                    (Unaudited)
Revenues:
  Casino                                        $ 111,013             $ 94,959              $315,904               $276,550
  Food and beverage                                 9,063                7,269                24,182                 19,990
  Hotel, parking, retail and other                  3,044                1,817                 6,809                  5,182
                                               ----------             --------              --------               --------
  Gross revenues                                  123,120              104,045               346,895                301,722
  Less: promotional allowances                     (4,084)              (2,944)              (11,187)                (7,896)
                                               ----------             --------              --------               --------
    Net revenues                                  119,036              101,101               335,708                293,826


Operating Expenses:
  Casino                                           58,787               49,218               164,335                142,874
  Food and beverage                                 9,116                6,545                23,140                 19,038
  Hotel, parking and  retail                        1,321                1,207                 3,886                  3,448
  Sales, general and administrative                10,361               11,453                31,088                 33,417
  Other operating                                   4,920                4,830                15,375                 14,335
  Corporate                                         2,709                1,586                 5,876                  4,153
  Pre-opening costs                                     -                    -                 1,461                      -
  Depreciation and amortization                     5,576                5,185                16,013                 15,457
                                               ----------             --------              --------               --------
                                                   92,790               80,024               261,174                232,722
                                               ----------             --------              --------               --------

Income from operations                             26,246               21,077                74,534                 61,104

Other income (expense):
  Interest income                                     181                2,375                 2,676                  4,363
  Interest expense                                 (3,403)              (7,890)              (14,358)               (18,065)
                                               ----------             --------              --------               --------
Income before state income taxes                   23,024               15,562                62,852                 47,402

Provision for state income taxes                       85                  127                   435                    321
                                               ----------             --------               -------               --------
Net income before extraordinary loss               22,939               15,435                62,417                 47,081

Extraordinary loss on early extinguishment
   of debt                                              -                    -                10,203                    292
                                               ----------             --------              --------               --------
Net Income                                     $   22,939             $ 15,435              $ 52,214               $ 46,789
                                               ==========             ========              ========               ========


 The accompanying footnotes are an integral part of these financial statements

                          EMPRESS ENTERTAINMENT, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                 Nine Months Ended September 30,
                                                 ----------------- -------------
                                                        1999            1998
                                                 ----------------- -------------
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                          $  52,214       $  46,789
  Adjustments to reconcile net income to cash
  provided by operating activities
     Depreciation and amortization                       16,013          15,457
     Extraordinary loss                                  10,203             292
     Amortize premium on US Treasuries                      296             310
     Loss on sale of property and equipment                  18              42
     Change in operating assets and liabilities:
       Accounts receivable                                 (743)          1,664
       Other current assets                              (1,719)            412
       Accounts payable                                     730           3,359
       Accrued payroll and related expenses                 823            (737)
       Interest payable                                  (7,714)          7,770
       Other accrued liabilities                          5,731           2,881
                                                      ---------       ---------
Net cash provided by operating activities                75,852          78,239
                                                      ---------       ---------

Cash flows from investing activities:
  Purchase of investments                                     -        (182,967)
  Proceeds from sale of investments                     161,099          30,970
  Decrease in interest receivable on investments          2,538               -
  Purchase of property and equipment                    (10,709)        (22,184)
  Increase in other assets                               (8,213)        (10,278)
                                                      ---------       ---------
Net cash provided by (used in) investing activities     144,715        (184,459)
                                                      ---------       ---------
Cash flows from financing activities:
  Proceeds from borrowings                               21,500         182,000
  Payments on borrowings                               (182,500)        (58,524)
  Payment of premium on early retirment of debt          (8,070)              -
  Payment of financing costs                                  -          (6,412)
  Purchase of treasury stock                                  -          (4,667)
  Stockholder distributions                             (49,258)        (38,665)
                                                      ---------       ---------
Net cash provided by (used in) financing activities    (218,328)         73,732
                                                      ---------       ---------
Net increase (decrease) in cash and cash equivalents      2,239         (32,488)

Cash and cash equivalents, beginning of period           33,555          73,257
                                                      ---------       ---------
Cash and cash equivalents, end of period              $  35,794       $  40,769
                                                      =========       =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                       $  22,072       $  10,144
  Income taxes paid                                   $     400       $     798

 The accompanying footnotes are an integral part of these financial statements

                          EMPRESS ENTERTAINMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In Thousands)


                                                           Additional                Total
                                       Common    Treasury   Paid-in    Retained   Stockholders'
                                       Stock      Stock     Capital    Earnings      Equity
                                     -------    --------   -------    --------    -------------
Balance December 31, 1996             $   -      $    -     $16,548    $33,064      $49,612
Net income                                -           -         -       46,304       46,304
Cash distributions to stockholders        -           -         -      (40,057)     (40,057)
                                     --------    -------    -------    -------      -------
Balance December 31, 1997                 -           -      16,548     39,311       55,859
Net income                                -           -         -       61,326       61,326
Purchase of stock for treasury            -       (4,667)       -          -         (4,667)
Cash distributions to stockholders        -           -         -      (45,168)     (45,168)
                                     --------    -------    -------   --------      -------
Balance December 31, 1998                 -       (4,667)    16,548     55,469       67,350
Net income                                -           -         -       52,214       52,214
Cash distributions to stockholders        -           -         -      (49,258)     (49,258)
                                     --------    -------    -------    -------      -------
Balance September 30, 1999            $   -      $(4,667)   $16,548    $58,425      $70,306
                                     ========    =======    =======    =======      =======


 The accompanying footnotes are an integral part of these financial statements

                          EMPRESS ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999 (Unaudited)


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

     The Company is engaged in the business of providing riverboat gaming and related entertainment to the public. Empress Joliet was granted a three year operating license from the Illinois Gaming Board on July 9, 1992, which was renewed in June, 1999 for a one year period through June, 2000, to operate the Empress I and Empress II riverboat casinos located on the Des Plaines River in Joliet, Illinois. Empress Hammond was granted a five-year operating license, with annual renewals thereafter, from the Indiana Gaming Commission on June 21, 1996 to operate the Empress III riverboat casino located on Lake Michigan in Hammond, Indiana. Empress Hammond commenced operations on June 28, 1996. The majority of the Company's customers reside in the Chicago metropolitan area.

     Empress Opportunities was formed as an unrestricted subsidiary to serve as a holding company, under which the Company is pursuing business opportunities other than the Company's gaming operations in Joliet, Illinois and Hammond, Indiana. Empress Racing, Inc. ("Empress Racing") was formed as an unrestricted subsidiary of Empress Opportunities to indirectly hold approximately 48% ownership interest in Kansas Racing, LLC, which acquired the Woodlands Racetrack in Kansas City, Kansas on December 31, 1998 in an auction pursuant to a proceeding under Chapter 7 of the U.S. Bankruptcy Code.

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

2.  Plan of Merger

     On September 2, 1998, as amended on March 25, 1999 and July 23, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Horseshoe Gaming (Midwest), Inc. and certain of its affiliates ("Horseshoe Midwest"). The Merger Agreement if consummated, would result in the acquisition by Horseshoe Midwest, of all of the outstanding stock of Empress Hammond and Empress Joliet via two simultaneous merger transactions (the "Proposed Mergers"). The Proposed Mergers require regulatory approval from the Indiana Gaming Commission (the "IGC") and the Illinois Gaming Board (the "IGB") and closing on or before December 1, 1999. The Company has received approval for the Proposed Mergers from the IGC and is awaiting final approval from the IGB.

     Consummation of the Merger Agreement constitutes a "Change of Control" under the Indenture, dated as of June 18, 1998, by and among the Company, the Guarantors named therein and U.S. Bank Trust National Association, as Trustee, (the "Indenture") and will trigger Horseshoe Midwest's obligation to make an irrevocable offer to purchase an aggregate of up to $150 million principal amount of the Company's 8 1/8% Senior Subordinated Notes due 2006 (the "Notes") (the "Change of Control Offer") at a cash price equal to 101% of the principal amount plus accrued and unpaid interest. Holders of the Notes will have the option of tendering all or any portion of their Notes for redemption, or they may retain the Notes. The Company and/or Horseshoe Midwest intend to comply with the provisions of the Indenture. The Change of Control Offer must commence within 10 business days following the consummation of the transactions contemplated by the Merger Agreement and must remain open for at least 20 business days. Horseshoe Midwest must complete the repurchase of any Notes tendered in response to the Change of Control Offer no more than 30 business days after the consummation of the transactions as contemplated in the Merger Agreement.

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

4.  Subsidiary Guarantors

     In conjunction with the Covenant Defeasance, the Company issued the Notes. The Notes are jointly, severally and unconditionally guaranteed on an unsecured senior subordinated basis by all existing and future Restricted Subsidiaries.

     The following tables present summarized balance sheet information of the Company as of September 30, 1999 and December 31, 1998 and summarized statement of income information for the three and nine months ended September 30, 1999 and 1998. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries. The column labeled "Guarantors" represents each of the Company's restricted subsidiaries, all of which are wholly owned by the parent company. The column labeled "Non-Guarantors" represents the unrestricted subsidiaries.

     The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

Summarized balance sheet information as of September 30, 1999 and December 31, 1998 is as follows:

                                                             September 30, 1999
                               -----------------------------------------------------------------------------
                                                Restricted     Unrestricted
                                  Parent       Subsidiaries    Subsidiaries
                                  Company      (Guarantors)  (Non-Guarantors)  Eliminations     Consolidated
                               ------------    ------------   ---------------  ------------     ------------
Assets:
  Current assets               $      1,190    $     43,073    $        -      $         -      $     44,263
  Non-current assets                170,245         216,663          11,047        (173,879)         224,076
                               ------------    ------------    ------------    ------------     ------------
                               $    171,435    $    259,736    $     11,047    $   (173,879)    $    268,339
                               ============    ============    ============    ============     ============
Liabilities and Equity:
  Current liabilities          $      5,279    $     27,754    $         -     $         -      $     33,033
  Non-current liabilities           170,228         154,310          11,650        (171,188)         165,000
  Stockholders' equity               (4,072)         77,672            (603)         (2,691)          70,306
                               ------------    ------------    ------------    ------------     ------------
                               $    171,435    $    259,736    $     11,047    $   (173,879)    $    268,339
                               ============    ============    ============    ============     ============

                                                            December 31, 1998
                               -----------------------------------------------------------------------------
                                                Restricted     Unrestricted
                                 Parent        Subsidiaries    Subsidiaries
                                 Company       (Guarantors)  (Non-Guarantors)  Eliminations     Consolidated
                               ------------    ------------   ---------------  ------------     ------------
Assets:
  Current assets               $      6,722    $    196,773    $         -     $         -      $    203,495
  Non-current assets                163,881         216,521           9,334        (166,418)         223,318
                               ------------    ------------    ------------    ------------     ------------
                               $    170,603    $    413,294    $      9,334    $   (166,418)    $    426,813
                               ============    ============    ============    ============     ============
Liabilities and Equity:
  Current liabilities          $      7,132    $    176,331    $         -     $         -      $    183,463
  Non-current liabilities           177,671         152,518           9,538        (163,727)         176,000
  Stockholders' equity              (14,200)         84,445            (204)         (2,691)          67,350
                               ------------    ------------    ------------    ------------     ------------
                               $    170,603    $    413,294    $      9,334    $   (166,418)    $    426,813
                               ============    ============    ============    ============     ============

Summarized statement of income information for the three months ended September 30, 1999 and 1998 is as follows:

                                                    Three Months Ended September 30, 1999
                               -----------------------------------------------------------------------------
                                                Restricted     Unrestricted
                                  Parent       Subsidiaries    Subsidiaries
                                  Company      (Guarantors)  (Non-Guarantors)  Eliminations     Consolidated
                               ------------    ------------   ---------------  ------------     ------------
Net revenues                   $      1,510    $    119,026    $         -      $    (1,500)     $   119,036
Cost and expenses                     2,356          91,535             399          (1,500)          92,790
Net interest expense                    362           2,860              -               -             3,222
Net income (loss)                    (1,208)         24,546            (399)             -            22,939

                                                    Three Months Ended September 30, 1998
                                -----------------------------------------------------------------------------
                                                Restricted     Unrestricted
                                  Parent       Subsidiaries    Subsidiaries
                                  Company      (Guarantors)  (Non-Guarantors)  Eliminations     Consolidated
                                ------------   ------------   ---------------  ------------     ------------
Net revenues                    $       600    $    101,101    $          -     $      (600)    $    101,101
Cost and expenses                     1,586          79,038               -            (600)          80,024
Net interest expense                    773           4,742               -              -             5,515
Net income (loss)                    (1,759)         17,194               -              -            15,435

Summarized statement of income information for the nine months ended September 30, 1999 and 1998 is as follows:

                                                                 Nine Months Ended September 30, 1999
                                                  -----------------------------------------------------------------------------
                                                                Restricted       Unrestricted
                                                   Parent      Subsidiaries      Subsidiaries
                                                   Company     (Guarantors)    (Non-Guarantors)    Eliminations    Consolidated
                                                  ---------    ------------    ----------------    ------------    ------------
Net revenues                                       $4,510        $335,698          $   -             $(4,500)         $335,708
Cost and expenses                                   5,615         259,660             399             (4,500)          261,174
Net interest expense                                1,208          10,474              -                 -              11,682
Net income (loss) before extraordinary loss        (2,313)         65,129            (399)               -              62,417

                                                                 Nine Months Ended September 30, 1998
                                                  ----------------------------------------------------------------------------
                                                                Restricted       Unrestricted
                                                   Parent      Subsidiaries      Subsidiaries
                                                   Company     (Guarantors)    (Non-Guarantors)    Eliminations    Consolidated
                                                  --------     ------------    ----------------    ------------    ------------
Net revenues                                       $1,800        $293,826          $     -           $(1,800)         $293,826
Cost and expenses                                   4,153         230,369                -            (1,800)          232,722
Net interest expense                                2,191          11,511                -               -              13,702
Net income (loss) before extraordinary loss        (4,544)         51,625                -               -              47,081




5.  Commitments and Contingencies

     In August 1999, the Company executed two amendments to its Development Agreement concerning its financial commitments with the City of Hammond, Indiana.

     The first amendment requires the Company to satisfy its $10 million commercial commitment as follows:

     . The payment of $0.5 million for the purchase of property in the City of Hammond, which was consummated in June 1999;

     . A cash grant of $3.0 million to the City of Hammond for the City's unrestricted use in one or more public projects, which was paid in August, 1999;

     . The purchase of $3.0 million in revenue bond anticipation notes, which must be repaid to the Company by December 31, 2000. $2.0 million of such revenue bond anticipation notes were purchased in June, 1999 and $1.0 million were purchased in August, 1999;

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

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net revenues for the three months ended September 30, 1999 totaled $119.0 million compared to $101.1 million for the three months ended September 30, 1998, an increase of $17.9 million or 17.7%. The increase in net revenues was primarily attributable to increased casino revenues. Empress Hammond's net revenues increased $2.4 million or 4.1% to $61.0 million from $58.6 million. Empress Joliet's net revenues increased $15.5 million or 36.5% to $58.0 million from $42.5 million.

Casino revenues totaled $111.0 million and $95.0 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $16.0 million or 16.8%. Empress Hammond's casino revenues increased $2.2 million or 4.0% to $57.5 million from $55.3 million due to the addition of poker and an increase in the number of passengers. Empress Joliet's casino revenues increased $13.8 million or 34.8% to $53.5 million from $39.7 million primarily due to an increase the number of guests as a result of dockside gaming which eliminated cruising requirements effective June 26, 1999.

Casino expenses totaled $58.8 million and $49.2 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $9.6 million or 19.5%. Empress Hammond's casino expenses increased $2.4 million or 8.6% to $30.4 million from $28.0 million due to an increase in casino marketing to compete with dockside gaming in Illinois and an increase in gaming and admission taxes on the increased casino revenues. Empress Joliet's casino expenses increased $7.2 million or 34.0% to $28.4 million from $21.2 million primarily due to increased gaming taxes on the increase in casino revenue and increased casino marketing and labor expenses.

Income from operations totaled $26.2 million and $21.1 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $5.1 million or 24.2%. Income from operations at Empress Hammond, before corporate and intercompany transactions, decreased $0.5 million or 3.8% to $12.7 million from $13.2 million. Income from operations at Empress Joliet, before corporate and intercompany transactions, increased $6.7 million or 69.8% to $16.3 million from $9.6 million. Corporate costs and expenses totaled $2.8 million and $1.7 million for the three months ended September 30, 1999 and 1998, respectively.

Net interest expense for the three months ended September 30, 1999 totaled $3.2 million compared to $5.5 million for the three months ended September 30, 1998, a decrease of $2.3 million or 41.8%. This decrease was a result of reduced net interest expense due to the early extinguishment of the 10 3/4% Senior Notes.

Net income amounted to $22.9 million and $15.4 million for the three months ended September 30, 1999 and 1998, respectively. This increase in net income was due to the factors discussed above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net revenues for the nine months ended September 30, 1999 totaled $335.7 million compared to $293.8 million for the nine months ended September 30, 1998, an increase of $41.9 million or 14.3%. The increase in net revenues was primarily attributable to increased casino revenues. Empress Hammond's net revenues increased $9.7 million or 5.6% to $184.5 million from $174.8 million and Empress Joliet's net revenues increased $32.2 million or 27.1% to $151.2 million from $119.0 million.

Casino revenues totaled $315.9 million and $276.6 million for the nine months ended September 30, 1999 and 1998, respectively, an increase of $39.3 million or 14.2%. Empress Hammond's casino revenues increased $9.7 million or 5.9% to $175.0 million from $165.3 million due to the addition of poker and an increase in the number of passengers. Empress Joliet's casino revenues increased $29.6 million or 26.6% to $140.9 million from $111.3 million primarily due to an increase in win per passenger during the first six months of the year and an increase in the number of guests as a result of dockside gaming which eliminated cruising requirements effective June 26, 1999.

Casino expenses totaled $164.3 million and $142.9 million for the nine months ended September 30, 1999 and 1998, respectively, an increase of $21.4 million or 15.0%. Empress Hammond's casino expenses increased $6.7 million or 8.1% to $89.8 million from $83.1 million primarily due to an increase in casino marketing to compete with the recent change to dockside gaming in Illinois and an increase in gaming and admission taxes on the increased casino revenues. Empress Joliet's casino expenses increased $14.7 million or 24.6% to $74.5 million from $59.8 million primarily due to increased gaming and admission taxes on the increase in casino revenues and increased casino marketing and labor expenses.

Income from operations totaled $74.5 million and $61.1 million for the nine months ended September 30, 1999 and 1998, respectively, an increase of $13.4 million or 21.9%. income from operations at Empress Hammond, before corporate and intercompany transactions, increased $1.3 million or 3.1% to $43.9 million from $42.6 million. Income from operations at Empress Joliet, before corporate and intercompany transactions, increased $13.0 million or 54.6% to $36.8 million from $23.8 million. Corporate costs and expenses totaled $6.2 million and $5.3 million for the nine months ended September 30, 1999 and 1998, respectively.

Net interest expense for the nine months ended September 30, 1999 totaled $11.7 million compared to $13.7 million for the nine months ended September 30, 1998, a decrease of $2.0 million or 14.6%. This decrease was a result of reduced net interest expense due to the early extinguishment of the 10 3/4% Senior Notes.

The Company recognized an extraordinary loss of $10.2 million on the early extinguishment of debt during the nine months ended September 30, 1999. The loss was comprised of the call premium on the extinguished debt of $8.1 million and the write off of unamortized loan costs of $2.1 million.

Net income amounted to $52.2 million and $46.8 million for the nine months ended September 30, 1999 and 1998, respectively. This increase in net income was due to the factors discussed above.


Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization and pre-opening expenses ("EBITDA") for the three months ended September 30, 1999 totaled $31.8 million compared to $26.2 million for the three months ended September 30, 1998 an increase of $5.6 million or 21.4%. EBITDA from Empress Hammond, before corporate and intercompany transactions, increased by $0.1 million or 0.6% to $16.4 million from $16.3 million and Empress Joliet's EBITDA, before pre-opening expenses and corporate and intercompany transactions, increased $6.6 million or 57.4% to $18.1 million from $11.5 million. Corporate expenses amounted to $2.7 million and $1.6 million for the three months ended September 30, 1999 and 1998, respectively.

Earnings before interest, taxes, depreciation and amortization and pre-opening expenses ("EBITDA") for the nine months ended September 30, 1999 totaled $92.0 million compared to $76.5 million for the nine months ended September 30, 1998 an increase of $15.5 million or 20.3%. EBITDA from Empress Hammond, before corporate and intercompany transactions, increased by $3.9 million or 7.8% to $54.2 million from $50.3 million and Empress Joliet's EBITDA, before pre-opening expenses and corporate and intercompany transactions, increased $13.3 million or 43.8% to $43.7 million from $30.4 million. Corporate expenses amounted to $5.9 million and $4.2 million for the nine months ended September 30, 1999 and 1998, respectively.

EBITDA is calculated by adding depreciation and amortization and pre-opening expenses to income from operations.

The Company considers EBITDA to be a widely accepted financial indicator of a Company's ability to service debt, fund capital expenditures and expand its business: however, EBITDA is not calculated the same way by all companies and does not represent cash flows from operations as defined by generally accepted accounting principles. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The calculation of EBITDA presented herein is calculated differently than for the purpose of the covenants under the Company's Indenture governing its Notes.

Liquidity and Capital Resources

For the nine months ended September 30, 1999, the Company generated cash flow from operations of $75.9 million compared to $78.2 million for the nine months ended September 30, 1998. This decrease of $2.3 million was primarily attributable to changes in operating assets and liabilities and partially offset by an increase in net income before the extraordinary loss.

During the nine months ended September 30, 1999, the Company contributed $1.2 million to Empress Racing, Inc., which indirectly holds an approximate 48% ownership interest in Kansas Racing, L.L.C. Kansas Racing, L.L.C. used the funds to acquire the remaining 15% of outstanding secured indebtedness of Sunflower Racing, Inc., the owner of the Woodlands Racetrack in Kansas City, Kansas. Kansas Racing, L.L.C. previously acquired 85% of the outstanding secured indebtedness of Sunflower Racing, Inc. in December 1998 using in part funds contributed by the Company of $9.2 million to acquire the Woodlands Racetrack pursuant to a proceeding under Chapter 7 of the U.S. Bankruptcy Code.

During the nine months ended September 30, 1999, the Company received cash of $144.7 million from investing activities. Proceeds from the sale of U.S. Treasuries amounted to $161.1 million. The sale proceeds and interest received on the U.S. Treasuries of $5.0 million were transferred to the restricted cash account on March 31, 1999. The restricted cash was used on April 1, 1999 to retire all of the Senior Notes. See also Note 3 to the interim consolidated financial statements.

During the nine months ended September 30, 1999, principal payments of borrowings were $182.5 million, including the $150 million payment to retire the Senior notes compared to $58.5 million for the nine months ended September 30, 1998.

During the nine months ended September 30, 1999 and 1998, stockholder distributions totaled $49.3 million and $38.7 million, respectively. Of these distributions, $28.3 million and $28.4 million, respectively, were distributed to shareholders for payment of federal and state income taxes.

As of September 30, 1999, the Company had $15.0 million outstanding under its $100 million revolving Credit Facility.

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

On June 25, 1999, Illinois Governor George Ryan signed into law Senate Bill 1017 permitting Illinois casino riverboats to discontinue cruising and allowing gaming while the boats remain dockside. On June 26, 1999, Empress Joliet received approval from the IGB to operate the Empress I and Empress II dockside. Empress Joliet subsequently began and continues to explore alternate facilities related to dockside gaming. The scope and cost of any project has not been determined. Any project will require the appropriate regulatory approvals including the IGB.

On October 8, 1999 Lake County Riverboat L.P. ("Plaintiff") filed suit against the IGB alleging, among other things, that the Illinois General Assembly's enactment of 230 ILCS 10/11.2 (the "Amendment") constitutes special legislation under Article IV, Section 13, of the Illinois Constitution and is therefore prohibited. The Amendment contains a nonseverability provision, which makes the entire Amendment inoperable if any portion of the Amendment is struck down by the courts. If the court rules in Plaintiff's favor, the entire Amendment would be struck down, including dockside gaming which could result in a material adverse effect on the business, finances and results of operations of Empress Joliet.

The Company anticipates that cash on hand and cash flows from operations and the revolving Credit Facility will be sufficient to satisfy the Company's cash requirements as currently contemplated.

On September 2, 1998, as amended on March 25, 1999 and July 23, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Horseshoe Gaming (Midwest), Inc. and certain of its affiliates ("Horseshoe Midwest"). The Merger Agreement if consummated, would result in the acquisition by Horseshoe Midwest of all of the outstanding stock of Empress Hammond and Empress Joliet via two simultaneous merger transactions (the "Proposed Mergers") for $609.0 million, subject to adjustment, including assumption the Notes. The Company anticipates distributing the net proceeds to the shareholders. The Proposed Mergers require regulatory approval from the IGC and IGB and closing on or before December 1, 1999. The Company has received approval for the Proposed Mergers from the IGC and is awaiting approval from the IGB. There can be no assurance that the Company will be successful in obtaining the approval of the IGB.

On July 23, 1999, the Company entered into a consulting agreement with Horseshoe Midwest to provide consulting and advisory services in connection with operating casinos in the greater Chicago market and in particular the opportunities presented to Empress Joliet as a result of the legislation permitting dockside gaming. In consideration for the consulting and advisory services. Horseshoe Midwest will pay the Company a monthly fee of $333,333 for a period of five years. The total of all such payments is not to exceed $20.0 million. The consulting payments will not commence until the closing of the Proposed Mergers and will be suspended during any period during which Empress Joliet is prohibited from conducting dockside gaming activities.

Year 2000

The Year 2000 or "Y2K" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a major system failure or miscalculations.

As part of the first phase of the Company's Year 2000 compliance program, the Company conducted an internal review of its computer systems to identify the systems that could be affected by the Year 2000 problem, including both "information technology" systems (such as software that processes financial and other information) and non-information technology. The Company is in the process of completing the second phase of its Year 2000 compliance program, which involves (1) the implementation of its existing remediation plan to resolve the Company's internal Year 2000 issues, (2) the identification of any potential Year 2000 issues with the Company's significant vendors and suppliers and (3) the evaluation of a contingency plan in the event that the Company or its significant vendors and suppliers are unable to adequately address Year 2000 issues in time. The Company has an early December 1999 target date to complete its implementation efforts.

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

This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward-looking statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause a difference include, but are not limited to, the competitive nature of the casino gaming industry, risk of increases in the number of competitors in the market in which the Company operates, risk of dockside gaming being repealed, risk of changes in gaming laws and regulations, risk of failure by the Company or third parties to adequately address issues relating to the Year 2000, and other factors discussed in the Company's Annual report on Form 10-K for the year ended December 3, 1998.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

          The market risk inherent in the Company's financial instruments is the potential loss in fair value arising from adverse changes in interest rates. Currently, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes as the vast majority of the Company's indebtedness is financed at fixed rates. At September 30, 1999, the carrying amount of the Company's long-term debt instruments approximated their value.

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

2.8 Second Amendment to Agreement and Plan of Merger, dated as of July 23, 1999, by and among the Company, Empress Hammond, Empress Joliet and Horseshoe Gaming, L.L.C., a Delaware limited liability company ("Horseshoe"), Horseshoe Gaming (Midwest), Inc., a Delaware corporation ("Horseshoe Midwest"), Empress Acquisition Illinois, Inc., a Delaware corporation ("Empress Illinois"), Empress Acquisition Indiana, Inc., a Delaware corporation ("Empress Indiana").

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

10.28 Consulting Agreement, dated as of July 23, 1999, by and between the Company and Horseshoe Gaming, L.L.C.

27.1   Financial Data Schedule.  *


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

                                         Empress Entertainment, Inc.
                                         (Issuer)
Dated: November 15, 1999

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